Form 10-Q
period 1996-03-31
CHRISKEN GROWTH & INCOME LP II
filed 1996-05-15
CIK 850625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

 [X]                   QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


 [ ]                    TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    ---------------

Commission File Number  0-20129
- -------------------------------------------------------------------------------

                       Chrisken Growth & Income L.P. II
- -------------------------------------------------------------------------------
           (Exact name of small business issuer as Specified in its
                      certificate of Limited partnership)


          Delaware                           36-3644609
- -------------------------------         --------------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification Number)


345 North Canal Street, Chicago, Illinois               60606
- -------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


(312) 454-1626
- -------------------------------------------------------------------------------
(Issuer's telephone number)


- -------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


Yes       X     No
         ---        ---

                        CHRISKEN GROWTH & INCOME L.P. II

                                     INDEX


PART I                    Financial Information                    PAGE
                          ---------------------                    ----

         Item 1.          Financial Statements

                          Balance Sheet at March 31, 1996           2

                          Statements of Operations for the
                          Three Months Ended March 31,
                          1996 and 1995                             3

                          Statement of Partners' Capital for
                          the Three Months Ended
                          March 31, 1996                            4

                          Statements of Cash Flows for
                          the Three Months Ended
                          March 31, 1996 and 1995                   5

                          Notes to Financial Statements             6

         Item 2.          Management's Discussion and Analysis
                          or Plan of Operation                      7


PART II.                  Other Information
                          -----------------

         Item 1.          Legal Proceedings                         10

         Item 2.          Changes in Securities                     10

         Item 3.          Defaults Upon Senior Securities           10

         Item 4.          Submissions of Matters to a Vote of
                          Security Holders                          10

         Item 5.          Other Information                         10

         Item 6.          Exhibits and Reports on Form 8-K          10

SIGNATURE



                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                                 Balance Sheet

                                 March 31, 1996
                                  (Unaudited)



ASSETS
Cash and cash equivalents                                                                $   123,210
Restricted cash                                                                               57,645
Real estate taxes and other escrows                                                           47,806
Accounts receivable                                                                            3,707
Prepaid expenses                                                                               8,617
Deferred financing fees, net of accumulated amortization of $57,177                           24,894
                                                                                         -----------
                                                                                             265,879
Investment in real estate, at cost:
  Land                                                                                       315,334
  Land improvements                                                                          372,881
  Buildings and improvements                                                               6,460,569
  Equipment                                                                                  395,300
                                                                                         -----------
                                                                                           7,544,084
  Accumulated depreciation                                                                (1,631,875)
                                                                                         -----------
                                                                                           5,912,209
                                                                                         -----------
Total assets                                                                             $ 6,178,088
                                                                                         ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                         $    36,780
Accrued real estate taxes                                                                    139,560
Tenants' security deposits                                                                    23,162
Due to affiliates                                                                             26,303
Mortgage loan payable                                                                      3,000,000
                                                                                           ---------
Total liabilities                                                                          3,225,805

Partners' capital, 11,529 limited partnership units issued and outstanding                 2,952,283
                                                                                         -----------
Total liabilities and partners' capital                                                  $ 6,178,088
                                                                                         ===========



See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                  (Unaudited)



                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                           1996              1995
                                                                          -------------------------
REVENUE
Rental                                                                    $298,243         $283,688
Interest                                                                     1,182            1,652
Other                                                                       17,413           18,775
                                                                          -------------------------
Total revenue                                                              316,838          304,115

EXPENSES
Property operations                                                         59,076           58,003
Depreciation                                                                76,276           75,708
Interest                                                                    62,229           62,229
General and administrative                                                  77,857           86,869
Management fees -- Affiliate                                                15,600           14,790
                                                                          -------------------------
Total expenses                                                             291,038          297,599
                                                                          -------------------------
Net income                                                                $ 25,800         $  6,516
                                                                          =========================
Net income allocated to general partners                                  $  2,580         $    652
                                                                          =========================
Net income allocated to limited partners                                  $ 23,220         $  5,864
                                                                          =========================
Net income allocated to limited partners per limited partnership
 unit outstanding                                                         $   2.01         $    .51
                                                                          =========================
Limited partnership units outstanding                                       11,529           11,529
                                                                          =========================


See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                         Statement of Partners' Capital

                       Three months ended March 31, 1996
                                  (Unaudited)



                                                      PARTNER CAPITAL (DEFICIT) ACCOUNTS
                                              -------------------------------------------------------
                                              GENERAL         LIMITED        DUE FROM
                                              PARTNERS       PARTNERS       AFFILIATES       TOTAL
                                              -------------------------------------------------------
Balance at December 31, 1995                  $(25,414)     $3,101,230       $(47,625)     $3,028,191
Distributions (A)                                   --        (101,708)            --        (101,708)
Net income                                       2,580          23,220             --          25,800
                                              -------------------------------------------------------
Balance at March 31, 1996                     $(22,834)     $3,022,742       $(47,625)     $2,952,283
                                              =======================================================


(A) Cash distributions paid per limited partnership unit were $8.82.




See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)



                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                           1996             1995
                                                                         --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  25,800         $  6,516
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation                                                            76,276           75,708
    Amortization of deferred financing fees                                  4,104            4,104
    Net changes in operating assets and liabilities:
      Increase in real estate taxes and other escrows                      (30,405)         (30,405)
      (Increase) decrease in accounts receivable                             3,707            4,314
      Decrease in prepaid expenses                                           2,502            2,305
      Increase in accounts payable and accrued expenses                     12,474           20,040
      Increase (decrease) in tenants' security deposits                        115           (3,954)
                                                                         --------------------------
Net cash provided by operating activities                                   87,159           78,628

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                             -           (9,000)
                                                                         --------------------------
Cash used in investing activities                                                -           (9,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                 (101,708)         (94,444)
                                                                         --------------------------
Cash used in financing activities                                         (101,708)         (94,444)
                                                                         --------------------------
Net decrease in cash and cash equivalents                                  (14,549)         (24,816)
Cash and cash equivalents, beginning of period                             137,759          210,943
                                                                         --------------------------
Cash and cash equivalents, end of period                                 $ 123,210         $186,127
                                                                         ==========================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                               $  58,125         $ 58,125
                                                                         ==========================


See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements



1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2.  MORTGAGE LOAN PAYABLE

The Partnership has a first mortgage loan payable of $3,000,000 to an insurance company, which is collateralized by the Partnership's real estate. The loan is payable in monthly installments of interest only at a rate of 7.75% per annum. Principal and unpaid interest are due November 1, 1997. Principal prepayments are permitted provided that: (a) the Partnership pay a prepayment penalty of 3% of the outstanding principal amount; (b) notice of prepayment be given to the lender 90 days prior to remittance; and (c) prepayments be in multiples of $10,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Chrisken Growth & Income L.P. II (the "Partnership") is a Delaware limited partnership formed in 1989. The Partnership owns and operates a 144 unit residential rental complex known as Barrington Estates (the "Property") located in Indianapolis, Indiana. Pursuant to a public offering (the "Offering) the Partnership sold 11,529 limited partnership units. The proceeds of the Offering were used to acquire the Property.

Liquidity and Capital Resources

     At March 31, 1996, the Partnership had cash and cash equivalents of $123,210 compared to $137,759 at December 31, 1995. The reduction in cash and cash equivalents during the three months ended March 31, 1996 is the result of distributions being greater than net cash provided by operating activities. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of March 31, 1996 and December 31, 1995) which the General Partners believe is adequate to satisfy cash requirement needs. Management has not budgeted any significant major repairs or improvements to the property during 1996.

     The General Partners believe that because the Partnership currently has mortgage indebtedness of only $3,000,000 after substantial renovation of the Property, the Property could be refinanced or secondary financing could be obtained if necessary to provide additional funds.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At March 31, 1996 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

Results of Operations

     The Property was 98% occupied as of March 31, 1996, 98% as of December
31, 1995, and 96% as of March 31, 1995. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 1996, as a result of stabilization in the market. The Partnership had total revenues of $316,838 for the three months ended March 31, 1996, compared to total revenues of $304,115 for the three months ended March 31, 1995. Revenues increased in 1996 primarily as a result of a 2% increase in apartment rental rates and a reduction in vacancy loss during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $291,038 for the three months ended March 31, 1996, compared to $297,599 for the three months ended March 31, 1995. Total expenses decreased primarily due to decreased general and administrative expenses partially offset by marginally higher property operations, depreciation and management fee expenses. Property operations are slightly higher in 1996 as compared to 1995 due to increased grounds maintenance costs caused by a significant late winter snow storm and higher carpet replacement expenses which were capitalized during the quarter ended March 31, 1995 partially offset by reduced rubbish removal, painting and decorating costs, and one-time structural repair expenditures during the quarter ended March 31, 1995. Depreciation expense is slightly higher due to capitalized expenditures during 1995. General and administrative expenses are lower in 1996 as compared to 1995 due to reduced bad debt expense and professional fees offset by slightly higher office staff and real estate tax expenses. Bad debt expense is lower due to the absence of bad debts in the first quarter of 1996 are compared to the same period one year ago and the 1996 collection of previously written off receivables. Professional fees, specifically audit and accounting, have been reduced as the result of the change in accounting firms for the fiscal year ended December 31, 1994. Office staff costs are higher due to personnel changes. On an accrual basis, real estate taxes are estimated to be 4% higher in 1996 than in 1995. Management fees increased due to increased revenue (5% of gross revenue).

         For the three months ended March 31, 1996, the Partnership had net income of $25,800 compared to a net income of $6,516 for the three months ended March 31, 1995, due to increased revenue, partially offset by decreased expenses for the three months ended March 31, 1996 compared to the same period in 1995 as described above.

         Net cash provided by operating activities for the three months ended March 31, 1996 was $87,159 compared to net cash flow provided by operating activities of $78,628 for the three months ended March 31, 1995. The increase in net cash provided by operating activities was attributable primarily to increases in net income, accounts payable and accrued expenses, offset by an increase in real estate taxes and other escrows. The Partnership paid distributions of $101,708 (none of which was return of capital) during the three months ended March 31, 1996, as compared to $94,444 (approximately $12,220 of which was return of capital) during the three months ended March 31, 1995. The increase in distributions in 1996 as compared to the same period one year ago resulted from improved performance in 1996 over 1995 performance. The General Partners anticipate that distributions to Limited Partners will remain relatively stable throughout 1996, provided that revenues and expenditures also remain stable.

         "Safe Harbor" statement under the U.S. Private Securities Litigation Reform Act of 1995: Some statements in this Form 10-Q are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which Barrington Estates competes and/or unanticipated changes in expenses or capital expenditures.

                                    PART II

                       CHRISKEN GROWTH AND INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)


         Items 1 through 6.b are omitted because of the absence of conditions under which they are required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) No exhibits are being filed with this Report.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                       Chrisken Growth & Income L.P. II
                       --------------------------------
                                 (Registrant)


                                By: Chrisken Income Properties
                                    Inc., II Managing General
                                    Partner


Date:  May 14, 1996                      By:      /s/John F. Kennedy
                                                  ---------------------
                                                  John F. Kennedy
                                                  Director and President