Form 10QSB
period 1996-06-30
CHRISKEN GROWTH & INCOME LP II
filed 1996-08-13
CIK 850625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

 [X]                   QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996


 [ ]                   TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    ---------------

Commission File Number                 0-20129
                       --------------------------------------------

                      Chrisken Growth & Income L.P. II
            --------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                      certificate of Limited partnership)


           Delaware                              36-3644609
- -------------------------------          --------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification Number)


345 North Canal Street, Chicago, Illinois               60606
- ------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


(312) 454-1626
- -------------------------------------------------------------------
(Issuer's telephone number)


- -------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


Yes     __X__     No  _____

                        CHRISKEN GROWTH & INCOME L.P. II

                                     INDEX


PART I           Financial Information                                      PAGE
                 ---------------------                                      ----

         Item 1.          Financial Statements

                          Balance Sheet at June 30, 1996                     2

                          Statements of Operations for the
                          Three Months and Six Months Ended
                          June 30, 1996 and 1995                             3

                          Statement of Partners' Capital for
                          the Six Months Ended June 30, 1996                 4

                          Statements of Cash Flows for
                          the Six Months Ended
                          June 30, 1996 and 1995                             5

                          Notes to Financial Statements                      6

         Item 2.          Management's Discussion and Analysis
                          or Plan of Operation                               7


PART II.                  Other Information
                          -----------------

         Item 1.          Legal Proceedings                                  10

         Item 2.          Changes in Securities                              10

         Item 3.          Defaults Upon Senior Securities                    10

         Item 4.          Submissions of Matters to a Vote of
                          Security Holders                                   10

         Item 5.          Other Information                                  10

         Item 6.          Exhibits and Reports on Form 8-K                   10


SIGNATURE

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                                 Balance Sheet

                                 June 30, 1996
                                  (Unaudited)




ASSETS
Cash and cash equivalents                                                $157,793
Restricted cash                                                            57,645
Real estate taxes and other escrows                                        26,767
Deferred financing fees, net of accumulated amortization of $61,281        20,790
Other                                                                       8,080
                                                                      ------------
                                                                          271,075
Investment in real estate, at cost:
 Land                                                                     315,334
 Land improvements                                                        372,881
 Buildings and improvements                                             6,460,569
 Equipment                                                                399,109
                                                                      ------------
                                                                        7,547,893
Accumulated depreciation                                               (1,708,151)
                                                                      ------------
                                                                        5,839,742
                                                                      ------------
Total assets                                                           $6,110,817
                                                                      ============
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                       $   45,036
Accrued real estate taxes                                                 106,000
Tenants' security deposits                                                 23,623
Mortgage loan payable                                                   3,000,000
                                                                      ------------
Total liabilities                                                       3,174,659
Partners' capital, 11,529 limited partnership units issued and
outstanding                                                             2,936,158
                                                                      ------------
Total liabilities and partners' capital                                $6,110,817
                                                                      ============

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                  (Unaudited)




                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30                  JUNE 30
                                              1996        1995        1996        1995
                                           -----------------------------------------------
REVENUE
Rental                                      $296,208    $283,147    $594,451     $566,835
Interest                                       1,698       1,802       2,880        3,454
Other                                         18,321      19,550      35,734       38,325
                                           -----------------------------------------------
                                             316,227     304,499     633,065      608,614
EXPENSES
Property operations                           68,793      67,351     127,869      125,354
Depreciation                                  76,276      75,708     152,552      151,416
General and administrative                    52,653      64,402     130,510      151,271
Interest                                      62,229      62,229     124,458      124,458
Management fees - Affiliate                   15,830      15,456      31,430       30,246
                                           -----------------------------------------------
Total expenses                               275,781     285,146     566,819      582,745
                                           -----------------------------------------------
Net income                                  $ 40,446    $ 19,353    $ 66,246     $ 25,869
                                           ===============================================
Net income allocated to general partners    $  4,045    $  1,935    $  6,625     $  2,587
                                           ===============================================
Net income allocated to limited partners    $ 36,401    $ 17,418    $ 59,621     $ 23,282
                                           ===============================================
Net income allocated to limited
 partners per limited partnership unit
 outstanding                                $   3.16    $   1.51    $   5.17     $   2.02
                                           ===============================================
Limited partnership units outstanding         11,529      11,529      11,529       11,529
                                           ===============================================

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                    Statement of Partners' Capital (Deficit)

                         Six months ended June 30, 1996
                                  (Unaudited)




                                            PARTNER CAPITAL (DEFICIT) ACCOUNTS
                                 -------------------------------------------------------------
                                    GENERAL          LIMITED        DUE FROM
                                    PARTNERS         PARTNERS      AFFILIATES       TOTAL
                                 -------------------------------------------------------------
Balance at January 1, 1996          $(25,414)       $3,101,230      $ (47,625)   $3,028,191
Distributions (A)                          -          (205,904)             -      (205,904)
Net income                             6,625            59,621              -        66,246
Received from affiliates                   -                 -         47,625        47,625
                                 -------------------------------------------------------------
Balance at June 30, 1996           $(18,789)        $2,954,947             $0    $2,936,158
                                 =============================================================

(A) Summary of 1996 quarterly cash distributions paid per limited partnership unit:


First quarter                                                $8.82
Second quarter                                                9.04

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)




                                                           SIX MONTHS ENDED
                                                               JUNE 30
                                                           1996       1995
                                                         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $66,246    $25,869
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                            152,552    151,416
  Amortization of deferred financing fees                   8,208      8,208
  Net changes in operating assets and liabilities:
   Increase in real estate taxes and other escrows         (9,366)    (5,788)
   Decrease in other assets                                 3,039      9,262
   Increase (decrease) in accounts payable and accrued
    expenses                                              (12,830)     3,030
   Increase (decrease) in tenants' security deposits          576     (5,425)
   Increase (decrease) in due to affiliates               (26,303)    (1,470)
                                                       -----------------------
Net cash provided by operating activities                 182,122    185,102

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (3,809)   (23,000)
                                                       -----------------------
Cash used in investing activities                          (3,809)   (23,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                (205,904)  (193,940)
Received from affiliates                                   47,625          -
                                                       -----------------------
Net cash used in financing activities                    (158,279)  (193,940)
                                                       -----------------------
Net increase (decrease) in cash and cash equivalents       20,034    (31,838)
Cash and cash equivalents, beginning of period            137,759    210,943
                                                       -----------------------
Cash and cash equivalents, end of period                 $157,793   $179,105
                                                       =======================

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                $116,250   $116,250
                                                       =======================

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements



1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulation of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2.  MORTGAGE LOAN PAYABLE

The Partnership has a first mortgage loan payable of $3,000,000 to an insurance company, which is collateralized by the Partnership's real estate. The loan is payable in monthly installments of interest only at a rate of 7.75% per annum. Principal and unpaid interest are due November 1, 1997. Principal prepayments are permitted, provided that: (a) the Partnership pay a prepayment penalty of 3% of the outstanding principal amount; (b) notice of prepayment be given to the lender 90 days prior to remittance; and (c) prepayments be in multiples of $10,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Chrisken Growth & Income L.P. II (the "Partnership") is a Delaware limited partnership formed in 1989, with Chrisken Income Properties, Inc. II (Managing General Partner) and Chrisken Limited Partnership II as the General Partners. The Partnership owns and operates a 144 unit residential rental complex known as Barrington Estates (the "Property") located in Indianapolis, Indiana. Pursuant to a public offering (the "Offering") the Partnership sold 11,529 limited partnership units at $500 for each unit. The proceeds of the Offering were used to acquire the Property.

Liquidity and Capital Resources

         At June 30, 1996, the Partnership had cash and cash equivalents of $157,793 compared to $137,759 at December 31, 1995. The increase in cash and cash equivalents during the six months ended June 30, 1996 is the result of a reduction in accounts receivable offset by a reduction in accounts payable. Restricted cash represents operating and contingency reserves equal to 1% of the gross proceeds of the Offering ($57,645 as of June 30, 1996 and December 31, 1995) which the General Partners believe is adequate to satisfy cash requirement needs. Management has not budgeted any significant major repairs or improvements to the property during 1996.

         The General Partners believe that because the Partnership currently has mortgage indebtedness of only $3,000,000 after substantial renovation of the Property, the Property could be refinanced or secondary financing could be obtained if necessary to provide additional funds.

         The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At June 30, 1996 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

Results of Operations

         The Property was 99% occupied as of June 30, 1996, 98% as of December 31, 1995, and 98% as of June 30, 1995. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 1996, as a result of stabilization in the market. The Partnership had total revenues of $633,065 for the six months ended June 30, 1996, compared to total revenues of $608,614 for the six months ended June 30, 1995. Revenues increased in 1996 primarily as a result of a 2.5% increase in apartment rental rates and a reduction in vacancy loss during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $566,819 for the six months ended June 30, 1996, compared to $582,745 for the six months ended June 30, 1995. Total expenses decreased primarily due to decreased general and administrative expenses partially offset by marginally higher property operations, depreciation and management fee expenses. Property operations are slightly higher in 1996 as compared to 1995 due to increased grounds maintenance costs caused by a significant late winter snowstorm, higher painting and decorating costs and higher carpet replacement expenses, partially offset by reduced rubbish removal, utility costs, and one-time structural repair expenditures during the six months ended June 30, 1995. Depreciation expense is slightly higher due to capitalized expenditures during 1995. General and administrative expenses are lower in 1996 as compared to 1995 due to reduced marketing, real estate tax, and bad debt expenses, and professional fees offset by slightly higher office staff and employer related costs. Marketing expenses are lower during the first six months of 1996 due to the higher occupancy during 1996 as compared to the same period one year ago. Real estate tax expense is lower in 1996 due to an overstated estimate as of December 31, 1995 of 1995 taxes payable in 1996 and a reduction in cash disbursements for taxes for 1995 payable in 1996 as compared to 1994 taxes payable in 1995. Bad debt expense is lower during the first six months of 1996 as compared to the same period one year ago due to the recovery of previously written off receivables in an amount greater than current period losses. Professional fees, specifically audit and accounting, have been reduced as the result of a change in accounting firms for the fiscal year ended December 31, 1994. Office staff and employer related costs are higher due to personnel changes. Management fees increased due to increased revenue (5% of gross revenue).

         For the six months ended June 30, 1996, the Partnership had net income of $66,246 compared to net income of $25,869 for the six months ended June 30, 1995, due to increased revenue and decreased expenses for the six months ended June 30, 1996 compared to the same period in 1995 as described more fully above.

         Net cash provided by operating activities for the six months ended June 30, 1996 was $182,122 compared to net cash provided by operating activities of $185,102 for the six months ended June 30, 1995. The decrease in net cash provided by operating activities was attributable primarily to increases in net income, offset by decreases in accounts payable and accrued expenses, and an increase in real estate tax and other escrows. The Partnership paid distributions of $205,904 during the six months ended June 30, 1996, as compared to $193,940 during the six months ended June 30, 1995. The increase in distributions in 1996 as compared to the same period one year ago resulted from improved performance in 1996 as compared to 1995. The General Partners anticipate that distributions to Limited Partners will remain relatively stable throughout 1996, provided that revenues and expenditures also remain stable.

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


                                   Chrisken Growth & Income L.P. II
                                   --------------------------------
                                             (Registrant)


                                           By:     Chrisken Income Properties
                                                   Inc., II Managing General
                                                   Partner


Date:  August 8, 1996                      By:     /s/John F. Kennedy
                                                   ----------------------
                                                   John F. Kennedy
                                                   Director and President