Form 10-Q
period 1996-09-30
CHRISKEN GROWTH & INCOME LP II
filed 1996-11-14
CIK 850625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

/X/                     QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


/ /                    TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number  0-20129
--------------------------------------------------------------------------------

                      Chrisken Growth & Income L.P. II
--------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                      certificate of Limited partnership)


           Delaware                                         36-3644609
-------------------------------                  -------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification Number)



345 North Canal Street, Chicago, Illinois                               60606
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


(312) 454-1626
--------------------------------------------------------------------------------
(Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

                      CHRISKEN GROWTH & INCOME L.P. II

                                     INDEX



PART I             Financial Information                     PAGE
                   ---------------------                     ----

     Item 1.       Financial Statements

                   Balance Sheet at September 30, 1996       2

                   Statements of Operations for the
                   Three Months and Nine Months Ended
                   September 30, 1996 and 1995               3

                   Statement of Partners' Capital for
                   the Nine Months Ended
                   September 30, 1996                        4

                   Statements of Cash Flows for
                   the Nine Months Ended
                   September 30, 1996 and 1995               5

                   Notes to Financial Statements             6

     Item 2.       Management's Discussion and Analysis
                   or Plan of Operation                      7


PART II.           Other Information
                   -----------------

     Item 1.       Legal Proceedings                         10

     Item 2.       Changes in Securities                     10

     Item 3.       Defaults Upon Senior Securities           10

     Item 4.       Submissions of Matters to a Vote of
                   Security Holders                          10

     Item 5.       Other Information                         10

     Item 6.       Exhibits and Reports on Form 8-K          10


SIGNATURE

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                                 Balance Sheet

                               September 30, 1996
                                  (Unaudited)




ASSETS
Cash and cash equivalents                                                $   136,039
Restricted cash                                                               57,645
Real estate taxes and other escrows                                           57,172
Deferred financing fees, net of accumulated amortization of $65,385           16,686
Other                                                                          3,918
                                                                         -----------
                                                                             271,460
Investment in real estate, at cost:
   Land                                                                      315,334
   Land improvements                                                         372,881
   Buildings and improvements                                              6,460,569
   Equipment                                                                 403,441
                                                                         -----------
                                                                           7,552,225
   Accumulated depreciation                                               (1,784,427)
                                                                         -----------
                                                                           5,767,798
                                                                         -----------
Total assets                                                             $ 6,039,258
                                                                         ===========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                         $    43,156
Accrued real estate taxes                                                    141,334
Tenants' security deposits                                                    21,923
Mortgage loan payable                                                      3,000,000
                                                                         -----------
Total liabilities                                                          3,206,413

Partners' capital, 11,529 limited partnership units issued and
outstanding                                                                2,832,845
                                                                         -----------
Total liabilities and partners' capital                                  $ 6,039,258
                                                                         ===========

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                  (Unaudited)




                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                              1996         1995        1996         1995
                                          --------------------------------------------------
REVENUE
Rental                                        $296,304    $291,822     $890,755     $858,657
Interest                                         1,832       1,842        4,712        5,296
Other                                           22,870      19,291       58,604       57,616
                                          --------------------------------------------------
Total revenue                                  321,006     312,955      954,071      921,569

EXPENSES
Property operations and maintenance             88,262      59,568      216,131      184,922
Depreciation                                    76,276      75,708      228,828      227,124
General and administrative                      77,393      76,430      207,903      227,701
Interest                                        62,229      62,229      186,687      186,687
Management fees - affiliate                     15,963      15,684       47,393       45,930
                                          --------------------------------------------------
Total expenses                                 320,123     289,619      886,942      872,364
                                          --------------------------------------------------
Net income                                    $    883    $ 23,336     $ 67,129     $ 49,205
                                          ==================================================
Net income allocated to general partners      $     88    $  2,334     $  6,713     $  4,921
                                          ==================================================
Net income allocated to limited partners      $    795    $ 21,002     $ 60,416     $ 44,284
                                          ==================================================
Net income allocated to limited
  partners per limited partnership unit
  outstanding                                 $    .07    $   1.82     $   5.24     $   3.84
                                          ==================================================
Limited partnership units outstanding           11,529      11,529       11,529       11,529
                                          ==================================================

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                         Statement of Partners' Capital

                      Nine months ended September 30, 1996
                                  (Unaudited)




                                                PARTNER CAPITAL (DEFICIT) ACCOUNTS
                               -------------------------------------------------------------------
                               GENERAL PARTNERS  LIMITED PARTNERS  DUE FROM AFFILIATES     TOTAL
                               -------------------------------------------------------------------
Balance at January 1, 1996            $(25,414)       $3,101,230             $(47,625)  $3,028,191
Distributions (A)                                       (310,100)                         (310,100)
Net income                               6,713            60,416                            67,129
Received from affiliates                                                       47,625       47,625
                               -------------------------------------------------------------------
Balance at September 30, 1996         $(18,701)       $2,851,546             $      0   $2,832,845
                               ===================================================================

(A) Summary of 1996 quarterly cash distributions paid per limited partnership unit:


First quarter                                                           $8.82
Second quarter                                                           9.04
Third quarter                                                            9.04


See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)




                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                             1996        1995
                                                          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $  67,129   $  49,205
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                            228,828     227,124
    Amortization of deferred financing fees                  12,312      12,312
    Net changes in operating assets and liabilities:
         Increase in real estate taxes and other escrows    (39,771)    (36,193)
         Decrease in other assets                             7,201      12,030
         Increase in accounts payable and accrued expenses   20,624      24,854
         Decrease in tenants' security deposits              (1,124)     (5,946)
         Decrease in due to affiliates                      (26,303)     (1,472)
                                                          ---------------------
Net cash provided by operating activities                   268,896     281,914

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                         (8,141)    (36,000)
                                                          ---------------------
Cash used in investing activities                            (8,141)    (36,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                  (310,100)   (294,542)
Received from affiliates                                     47,625           -
                                                          ---------------------
Net cash used in financing activities                      (262,475)   (294,542)
                                                          ---------------------
Net decrease in cash and cash equivalents                    (1,720)    (48,628)
Cash and cash equivalents, beginning of period              137,759     210,943
                                                          ---------------------
Cash and cash equivalents, end of period                    136,039   $ 162,315
                                                          =====================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                  $ 174,375   $ 174,375
                                                          =====================

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

Liquidity and Capital Resources

     At September 30, 1996, the Partnership had cash and cash equivalents of $136,039 compared to $137,759 at December 31, 1995. Restricted cash represents operating and contingency reserves equal to 1% of the gross proceeds of the Offering ($57,645 as of September 30, 1996 and December 31, 1995) which the General Partners believe is adequate to satisfy cash requirement needs. Management has not budgeted any significant major repairs or improvements to the property during 1996.

     The General Partners believe that because the Partnership currently has mortgage indebtedness of only $3,000,000 after substantial renovation of the Property, the Property could be refinanced or secondary financing could be obtained if necessary to provide additional funds.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At September 30, 1996 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

Results of Operations

     The Property was 99% occupied as of September 30, 1996, 98% as of December 31, 1995, and 94% as of September 30, 1995. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 1996, as a result of stabilization in the market. The Partnership had total revenues of $954,071 for the nine months ended September 30, 1996, compared to total revenues of $921,569 for the nine months ended September 30, 1995. Revenues increased in 1996 primarily as a result of a 2.7% increase in apartment rental rates and a reduction in vacancy loss during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Management believes revenues will remain relatively constant provided that occupancy remains stable.

     The Partnership had total expenses of $886,942 for the nine months ended September 30, 1996, compared to $872,364 for the nine months ended September 30, 1995. Total expenses increased primarily due to higher property operations, depreciation, and management fee expenses offset by lower general and administrative expenses. Property operations are higher in 1996 as compared to 1995 due to increased painting and decorating costs, higher carpet replacement expenses, and higher general maintenance expenses. Depreciation expense is slightly higher due to capitalized expenditures during 1995. General and administrative expenses are lower in 1996 as compared to 1995 due to reduced administrative, real estate tax, and bad debt expenses and professional fees offset by higher office staff and employer related costs. Administrative expenses are lower during the first nine months of 1996 due to one-time legal fees paid during 1995. Real estate tax expense is lower in 1996 due to an overstated estimate as of December 31, 1995 of 1995 taxes payable in 1996 and a reduction in cash disbursements for taxes for 1995 payable in 1996 as compared to 1994 taxes payable in 1995. Bad debt expense is lower during the first nine months of 1996 as compared to the same period one year ago due to the recovery of previously written off receivables in an amount greater than current period losses. Professional fees, specifically audit and accounting, have been reduced as the result of a change in accounting firms for the fiscal year ended December 31, 1994. Office staff and employer related costs are higher due to personnel changes. Management fees increased due to increased revenue (5% of gross revenue).

     For the nine months ended September 30, 1996, the Partnership had net income of $67,129 compared to net income of $49,205 for the nine months ended September 30, 1995, due to increased revenue partially offset by increased expenses for the nine months ended September 30, 1996 compared to the same period in 1995 as described more fully above.

     Net cash provided by operating activities for the nine months ended September 30, 1996 was $268,896 compared to net cash provided by operating activities of $281,914 for the nine months ended September 30, 1995. The decrease in net cash provided by operating activities was attributable primarily to increases in net income, offset by decreases in accounts payable and accrued expenses, and an increase in real estate tax and other escrows. The Partnership paid distributions of $310,100 during the nine months ended September 30, 1996, as compared to $294,542 during the nine months ended September 30, 1995. The increase in distributions in 1996 as compared to the same period one year ago resulted from improved performance in 1996 as compared to 1995. The General Partners anticipate that distributions to Limited Partners will remain relatively stable throughout 1996, provided that revenues and expenditures also remain stable.

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


                        Chrisken Growth & Income L.P. II
                        --------------------------------
                                  (Registrant)


                                 By:   Chrisken Income Properties
                                       Inc., II Managing General
                                        Partner


Date: November 12, 1996                         By:  /s/John F. Kennedy
                                                     -------------------------
                                                     John F. Kennedy
                                                     Director and President