Form 10KSB40
period 1996-12-31
CHRISKEN GROWTH & INCOME LP II
filed 1997-03-27
CIK 850625

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark One)

[X]             ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the Transition period from _______________ to _______________

                       Commission file number  0-20129
--------------------------------------------------------------------------------

                        CHRISKEN GROWTH & INCOME L.P. II
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

       Delaware                                                36-3644609
---------------------------------                    ---------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

345 North Canal Street, Chicago, Illinois                        60606
--------------------------------------------         ---------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number                                     (312) 454-1626
                                                     --------------------------

Securities registered under to Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                         Limited Partnership Interests
--------------------------------------------------------------------------------
                                (Title of Class)
  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
              YES   X   .   NO      .
                 -------      ------

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

  Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1996 were $1,209,602. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $5,764,500 (based on the price at which Units were offered to the public) at December 31, 1996 and March 15, 1997. The aggregate sales price does not reflect market value, it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Prospectus of the Registrant dated September 8, 1989, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-28893, are incorporated by reference in
Part III of this Annual Report on Form 10-KSB.

                               TABLE OF CONTENTS

                                                                          Page
                                                                         -----

                                     PART I

Item 1.   Description of Business   . . . . . . . . . . . . . . . . . .    1
Item 2.   Description of Properties . . . . . . . . . . . . . . . . . .    2
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .    4
Item 4.   Submission of Matters to a Vote of Security Holders . . . . .    4

                                    PART II

Item 5.   Market for Registrant's Limited Partnership Interests and
          Related Security Holder Matters . . . . . . . . . . . . . . .    5
Item 6.   Management's Discussion and Analysis or Plan of Operation . .    5
Item 7.   Financial Statements  . . . . . . . . . . . . . . . . . . . .    7
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure  . . . . . . . . . . . . . . . . . .    7

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act . . . . . .    8
Item 10.  Executive Compensation  . . . . . . . . . . . . . . . . . . .    9
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management  . . . . . . . . . . . . . . . . . . . . . . . . .    9
Item 12.  Certain Relationships and Related Transactions  . . . . . . .   10
Item 13.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .   11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

INDEX TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .  F-1






                                     (i)

                                     PART I

Item 1.          Description of Business.

         ChrisKen Growth & Income L.P. II (the "Partnership") is a Delaware limited partnership formed in 1989 for the purpose of acquiring, operating, holding for investment and disposing of one or more existing income-producing apartment complexes and/or commercial properties located primarily in the Midwestern United States. The general partners of the Partnership are ChrisKen Income Properties, Inc. II (the "Managing General Partner") and ChrisKen Limited Partnership II (the "Associate General Partner") (collectively, the "General Partners"). The Managing General Partner is an Illinois corporation, the shares of which are owned by Messrs. Robert W. Christoph and John F. Kennedy. As of January 1, 1994 and pursuant to written agreement, Mr. Christoph resigned as an officer and director of the Managing General Partner and transferred his shares into a voting trust of which Mr. Kennedy is the voting trustee. The Associate General Partner is an Illinois limited partnership of which Mr. Kennedy and ChrisKen Equities Corp., an Affiliate, are general partners. As of January 1, 1994 and pursuant to written agreement, Mr. Christoph converted his general partner interest in the Associate General Partner into a special limited partner interest without any management rights.

         The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of current cash flow, a portion of which will not be subject to federal income taxes in the Partnership's initial years of operation; and (iii) capital appreciation.

         The Partnership originally intended to acquire one or more properties:
(i) directly through the acquisition of fee title; (ii) indirectly through the acquisition of substantially all of the interest in an entity which, in turn, owned the real property; or (iii) by way of other forms of acquisition deemed to be advantageous to the Partnership. However, since sales of Units progressed more slowly than originally anticipated by the General Partners, the Partnership owns and operates only one property, known as Barrington Estates (the "Property").

         Discussion regarding apartment complexes which may compete with the Property is set forth below in Item 2. Property - Analysis. The General Partners believe that the Property remains competitive in its market.

         The General Partners do not intend to reinvest the net proceeds from a sale of the Property in additional properties. The General Partners expect to begin an orderly liquidation of the Partnership's holdings after a period of operations of from five to eight years. To date, the Partnership has been operating for approximately seven years. The Partnership intends to hold the Property, until such time as sale or other disposition of the Property would further the Partnership's investment objectives or it appears that such objectives would not be met within the Partnership's anticipated term of existence. In determining whether to sell or refinance, the Partnership would consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. Pursuant to the Partnership Agreement, the Partnership will terminate December 31, 2028, unless terminated earlier at the sole discretion of the Managing General Partner.

         The Partnership has no employees. The General Partners believe that ChrisKen Real Estate Management Company, Inc., the manager of the Property, has sufficient personnel and other required resources to discharge all of its responsibilities to the Partnership. The General Partners and their Affiliates are permitted to perform services for the Partnership. The business of the Partnership is not seasonal and the Partnership does no foreign or export business.

         A presentation of information about industry segments is not applicable because the Partnership operates solely in the real estate industry.

         The Partnership, by virtue of its ownership in real estate, is subject to federal and state laws and regulations covering various environmental issues. The Managing General Partner is not aware of any potential liability related to environmental issues or conditions that would be material to the Partnership.

Item 2.          Description of Property.

         The Property is an apartment complex commonly known as Barrington Estates, located at 8717 Old Town West Drive, Indianapolis, Indiana and was built in 1968. The purchase price of the Property was approximately $3,775,000. The Property is situated on approximately 11 acres and is comprised of 144 units of which 112 units are townhouses located in 13 separate buildings, with 65 carports and 18 garages, an 1,800 square foot clubhouse and
a swimming pool.   All buildings are either two or three stories.  The Property has one, two and three bedroom units, with current rents as follows:

                                                                          Approximate          Average
                                         Number of        Rent Per         Apartment          Rent/Sq.Ft.
 Apartment Type                          Apartments        Month             Size                 /Mo.
 --------------                          ----------       --------        -----------         -----------
 One bedroom, one and  1/2 bath TH            6              $650            855 SF               $.76

 One bedroom, one bath                       18              $530            628 SF               $.84

 Two bedrooms, one bath                      14          $620-630            907 SF               $.69

 Two bedrooms, two and  1/2 bath             24          $710-745          1,153 SF               $.63
 TH

 Two bedrooms, one and  1/2 bath             36              $710          1,069 SF               $.66
 TH

 Three bedrooms, two bath  TH                 6              $855          1,295 SF               $.66

 Three bedrooms, two and  1/2 bath           40              $935          1,456 SF               $.64
 with den TH

TH=Townhouse


      In 1990, the Partnership undertook a substantial repair and improvement program (the "Renovations") with respect to the Property. Renovations were completed in 1993 with the addition of 17 more carports, enhanced exterior lighting and the remodeling of both the exterior and interior of the clubhouse for a total cost of $3,353,906.

      The exterior/structural renovations included roofs, windows, gutters, carpeting, asphalt, fencing, pool, lighting, locks, drains, basement, insulation, landscaping, water heater, carports, clubhouse, hallways, and supervision/architecture. Interior/ Units renovations included complete renovation of the apartment units consisting of appliances, carpeting, heating and air conditioning, entry doors, kitchens, painting, bathrooms, and building interior common areas. Marketing expenditures included signage and brochures. The clubhouse Renovations were completed in May, 1993. No additional renovations are presently scheduled for 1997.

      At December 31, 1996, 139 of the Property's units were occupied while
5 units were vacant (97% occupancy). The chart below details the occupancy status of the Property's units as of December 31, 1996. All tenant leases are for periods of six months to one year and no tenants lease more than one unit.


                               Property Occupancy

                                 Post-Renovation        Square        Occupied          Unoccupied
   # Bed     # Baths                 Rent                Feet         12/31/96           12/31/96
   -----     -------         -------------------       --------       --------         ------------
     1          1                     $530                628             18                 0

     1        1 1/2                   $650                855              4                 2

     2          1                   $620-630              907             13                 1

     2        1 1/2                   $710              1,069             34                 2

     2        2 1/2                 $710-745            1,153             24                 0

     3          2                     $855              1,295              6                 0

     3        2 1/2                   $935              1,456             40                 0
                                                                        ----                --

                                                                         139                 5
                                                                         ===                 =

      The Property is managed by ChrisKen Real Estate Management Company,
Inc. ("ChrisKen Management"), an Affiliate of the General Partners. ChrisKen Management receives a property management fee equal to 5% of gross rental receipts. The property management agreement is terminable by the Partnership upon sixty days prior written notice to ChrisKen Management. The General Partners believe that the property management fee is competitive with fees which would be paid in the area in which the Property is located for comparable services to an unaffiliated party. The General Partners believe that the property is adequately covered by insurance.

Analysis. The General Partners believe that the following information reflects the current market conditions for apartment complexes which may compete with the Property:

                              Competitive Projects

                                             Rent Per        Approximate Apt.          Rent/Sq.
Project                  Apartment Type       Month           Size in Sq. Ft.          Ft./Mo.
-------                  --------------      --------        ----------------          -------
Willow Lake               1 Bdrm 1 Bath      $  785               1,121                $ .70
                          2 Bdrm 2 Bath      $  980               1,450                $ .68

The Springs               1 Bdrm 1 Bath      $  625                 550                $1.14
                          2 Bdrm 2 Bath      $  940               1,150                $ .82
                          2 Bdrm 2 Bath      $1,075               1,200                $ .90

Arbors of Willow          1 Bdrm 1 Bath      $  595                 750                $ .79
Lake                      1 Bdrm 1 Bath      $  615                 875                $ .70
                          2 Bdrm 1 1/2Bath   $  665                 930                $ .72
                          2 Bdrm 2 Bath      $  720               1,078                $ .67
                          3 Bdrm 2 Bath      $  870               1,258                $ .69

Item 3.                   Legal Proceedings.

         The Partnership is not a party to any material legal proceeding nor, to the best of its knowledge, are any such proceedings either pending or threatened.

Item 4.                   Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the Partnership's fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Security Holder Matters.

         The Units are not readily transferable. There is no public market for the Units and it is not currently expected that any will develop. There are restrictions upon the transferability of the Units, including the requirement that the General Partners consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partners). In addition, restrictions on transfer may be imposed under state securities laws.

         The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain "publicly traded partnerships." If the Partnership were to be classified as a "publicly traded partnership," income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

         At December 31, 1996 and 1995, 11,529 Units were outstanding. Cash distributions paid to Unit holders for 1996 and 1995 totaled $415,440 and $396,249, respectively.

Item 6.          Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources.

         In October 1992, the Partnership refinanced its original acquisition loan with a new mortgage loan (the "Loan") from Peoples Security Life Insurance Company, a North Carolina corporation (the "Lender"), in the principal sum of $3,000,000. The Loan is payable in monthly payments of interest only with the outstanding principal due on November 1, 1997. The Loan bears interest at a rate of 7.75%. Principal prepayments of the Loan are permitted beginning November 1, 1994 provided that: (i) the Partnership pay a prepayment penalty of 3% of the outstanding principal amount; (ii) notice of prepayment is given to the Lender 90 days prior to remittance; and (iii) prepayments are in multiples of $10,000. No prepayments of principal have been made and the principal amount of the Loan outstanding remains at $3,000,000. The General Partners are currently exploring refinancing alternatives and anticipate replacing the current loan with equally favorable terms.

         At December 31, 1996, the Partnership had cash and cash equivalents of $142,419 compared to $137,759 at December 31, 1995. The increase in cash and cash equivalents is primarily the result of several factors, including: an increase in net income, offset by a decrease in accounts payable and other liabilities, and an increase in distributions to partners. The Partnership has established working capital reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 at December 31, 1996) which the General Partners believe is adequate to satisfy cash requirements. The Managing
General Partner will periodically review the level of working capital reserves being maintained by the Partnership and will make adjustments as and if deemed necessary and in the best interest of the Partnership. In connection therewith, the Managing General Partner may, in its sole discretion, determine from time to time to distribute amounts set aside for working capital reserves to Limited Partners, but in no event will the Managing General Partner reduce working capital reserves to less than 1% of the gross proceeds of the Offering by such distributions. To the extent the Partnership's working capital reserves are depleted to less than 1% as a result of the application of such reserves for working capital purposes, the Managing General Partner anticipates that subsequent Operating Cash Flow will be utilized to replenish its working capital reserves to the level deemed necessary for continued operation of the Partnership prior to the distribution of Operating Cash Flow to the Partners.
In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership would be required to borrow additional funds to meet such costs.
The General Partners believe that because the Partnership currently has mortgage indebtedness of only $3,000,000 after substantial renovation of the Property, the Property could be refinanced or secondary financing could be obtained if necessary to provide additional funds.

         The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At December 31, 1996 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

Results of Operations.

         Comparison of 1996 to 1995 . The Property was 97% and 98% occupied as of December 31, 1996 and 1995, respectively. See the chart on page 3 detailing occupancy as of December 31, 1996. For the year ended December 31, 1996, the Partnership had rental revenues of $1,209,602 compared to $1,161,912 for the year ended December 31, 1995. Revenues increased in 1996 as a result of a 2.8% increase in rental rates and a 21.7% reduction in vacancy loss due to generally improved market conditions during 1996. For the year ended December 31, 1996, the Partnership had incurred expenses, exclusive of interest expense, of $910,805, a 3.7% decrease from expenses for the year ended December 31, 1995 of $945,412. Property operations decreased 3.1% from $256,550 in 1995 to $248,515 in 1996, primarily as the result of decreased rubbish removal, structural repairs, and apartment carpet replacement offset by increased protection and security, maintenance labor, janitorial services, electricity and water/sewer utilities, vehicle operating, grounds maintenance, and apartment and structural painting. Real estate tax expense for the Property decreased from $105,146 for 1995 to $91,384 for 1996 primarily due to an 8% reduction in tax rates which was in part offset by a 2% increase in assessed value. Repairs and maintenance expenses increased 18.7% from $25,011 in 1995 to $29,697 in 1996 due to higher appliance and swimming pool repairs offset by lower carpet cleaning costs. Advertising expenses decreased 17.3% from $34,931 in 1995 to $28,896 in 1996, due to overall higher occupancy in 1996 as compared to 1995, and the absence in 1996 of the 1995 club house equipment and furnishings replacement expenditures. General and administrative expenses decreased 10% from $157,552 in 1995 to $141,860 in 1996 primarily due to reduced bad debt expense, administrative, and audit and accounting fees and other professional service costs offset by higher administrative salaries, corporate suite operations, property insurance, and employer related costs. Bad debt expense decreased due to generally improved economic conditions which benefits the Property. Administrative expenses decreased primarily due to a one time legal services expenditure in 1995. Administrative salaries increased due to salary increases and performance bonuses. Increased corporate suite operations expense was offset by increased corporate suite revenue. Employer related payroll costs increased due to increased salary expense and the implementation of an employee benefit program. Management fee expense increased from $62,585 in 1995 to $63,489 in 1996 as the result of increased total revenue in 1996.

         Interest income for the year ended December 31, 1996 was $6,521 compared to $6,780 for the year ended December 31, 1995. Interest expense for the years ended December 31, 1996 and 1995 was $248,914. The General Partners anticipate interest expense to be $206,332 through November 1, 1997, when the current mortgage loan expires. The General Partners are currently exploring refinancing alternatives and anticipate replacing the current loan with equally favorable terms.

         The Partnership earned net income of $115,172 for the year ended December 31, 1996 as compared to net income of $36,001 for the year ended December 31, 1995. Net cash provided by operating activities in 1996 and 1995 was $386,843 and $348,687, respectively. For the years ended 1996 and 1995, the Partnership paid distributions to Limited Partners of $36.04 and $34.37 per unit, respectively, of which $21.42 and $29.34 per unit, respectively represents a return of capital on a federal income tax basis. The General Partners intend to continue making distributions to Limited Partners in 1997, at or about the same level as in 1996. The General Partners believe that during 1997 occupancy at the Property will remain at or above 95% as a result of stable economic conditions.

Inflation.

         Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Item 7.          Financial Statements.

         See Index to Financial Statements on Page F-1 of this Form 10-KSB for Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act.

         The Partnership does not have directors or officers. The General Partners of the Partnership are ChrisKen Income Properties, Inc. II, an Illinois corporation, as Managing General Partner, and ChrisKen Limited Partnership II, an Illinois limited partnership, as Associate General Partner.

         All issued and outstanding shares of the Managing General Partner are owned by Messrs. Robert W. Christoph and John F. Kennedy. As of January 1, 1994 and pursuant to written agreement, Mr. Christoph resigned as an officer and director of the Managing General Partner and transferred his shares into a voting trust which terminates on December 31, 2003. Mr. Kennedy is the voting trustee of this voting trust and has the power to exercise all voting rights with respect to Mr. Christoph's shares; Mr. Christoph retains the economic and beneficial interest in such shares. The sole officer of the Managing General Partner is John F. Kennedy, who is President and Secretary. Mr. Kennedy is its sole director. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an Affiliate. As of January 1, 1994 and pursuant to written agreement, Mr. Christoph converted his general partner interest in the Associate General Partner into a special limited partner interest without any management rights.

         The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 1997:

Name                        Age              Position
----                        ---              --------

John F. Kennedy             46               Director, President and Secretary

         John F. Kennedy holds a Bachelor of Arts degree in Psychology from DePaul University. Mr. Kennedy co-founded The ChrisKen Group with Mr. Christoph in June of 1982 and has been an officer, director, and shareholder of its Affiliated companies as they have been formed or incorporated. Mr. Kennedy has been a Director, President (Vice President until 1994) and Secretary of the Managing General Partner since 1989, Secretary of ChrisKen Real Estate Management Company, Inc. and is a general partner of the Associate General Partner. Prior to co-founding The ChrisKen Group, he was involved from 1977 to 1978 with marketing various properties for American Invesco, a condominium conversion firm headquartered in Chicago. Mr. Kennedy served as Vice President of marketing for a privately held real estate securities firm based in Hawaii from 1978 to 1980. Mr. Kennedy has been a licensed real estate broker since 1981 and is currently a general partner in 26 privately offered real estate partnerships located primarily in the Midwest. He also serves as a principal of the General Partners of ChrisKen Partners Cash Income Fund L.P., a public real estate limited partnership.

Item 10.         Executive Compensation.

         The Partnership does not have directors or officers. Furthermore, the Partnership is not required to pay the officers and directors of its General Partners any current or any proposed compensation in their capacities as officers and directors of the General Partners. The Partnership is, however, required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 10 through 15 of the Partnership's Prospectus, which description is incorporated herein by reference.

         The following is a schedule of the compensation paid or to be paid by the Partnership to the General Partners or their Affiliates for the year ended December 31, 1996 and a description of the transactions giving rise to such compensation:

Description of Transaction
and Entity Receiving                                          Amount of
Compensation                                                Compensation
------------                                                -------------

Reimbursement of property operating
  payroll costs to Affiliate of the
  General Partners                                           $ 90,508
Property Management Fee to Affiliate
  of the General Partners                                      63,489
                                                             --------
         Total                                               $153,997
                                                             ========



Item 11.         Security Ownership of Certain Beneficial Owners and
                 Management.

         (a) To the best knowledge of the Partnership, as of December 31, 1996 and March 15, 1997, no person owned more than 5% of the Units.

         (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 1996 and March 15, 1997, 11,529 Units were beneficially owned by 631 Limited Partners. No Units were owned by any directors or executive officers of the General Partners. See Item 9., above.

Item 12.         Certain Relationships and Related Transactions.

         ChrisKen Management, an Affiliate of the General Partners, will provide property management services for the Property. The property manager's duties and responsibilities include supervision of the day-to-day management of the operations of the Property, the rendition of long-range planning services and rendering such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Property. Any fees for management services will be in addition to the General Partners' distributive share of cash flow.

         There may be conflicts of interest on the part of ChrisKen Management since ChrisKen Management may be rendering similar services to other partnerships owning properties in competition with the Partnership's Property. However, the General Partners believe that ChrisKen Management has sufficient personnel and other required resources to discharge all of its responsibilities with respect to the Property that it currently manages and any properties which it shall manage for the Partnership in the future.

         Neither the General Partners nor their Affiliates are prohibited from providing services to, and otherwise dealing or doing business with, persons who deal with the Partnership. However, no rebates or "give ups" may be received by the General Partners or any such Affiliates of the General Partners, nor may the General Partners or any such Affiliates participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

         The Partnership may enter into other transactions with an Affiliate provided that such transactions will be conducted by the General Partners on terms which are not less favorable to the Partnership than those available from others, the fees and other terms of the contract are fully disclosed and such party must have been previously engaged in such business independently of the Partnership and as an ordinary and ongoing business.

         Upon the sale or refinancing of a real estate investment purchased by the Partnership, the General Partners will receive real estate brokerage commissions in an amount equal to the lesser of: (a) 3% of the gross sales price of the Property; or (b) 1/2 of the competitive real estate commission if they have rendered such services; provided, however, that payment of such commissions to the General Partners shall be subordinated to receipt by the Limited Partners of their Adjusted Investment and their Preferential Distribution.

Item 13.         Exhibits and Reports on Form 8-K.

         (a) The following exhibits are included herein or incorporated by reference:


Number   Exhibit
------   -------

(3) Certificate of Limited Partnership, as amended (incorporated by reference from Exhibit 3(e) of Registrant's Form S-11 Registration Statement filed August 25, 1989, SEC File No. 33-28893).

(4) Amended and Restated Limited Partnership Agreement of Registrant dated as of September 8, 1989 (incorporated by reference from Exhibit 3.1, included in Amendment No. 4 to the Registrant's Form S-11
         Registration Statement filed August 25, 1989, S.E.C.
         File No. 33-28893).

(10)(1) Property Management Agreement between the Registrant and ChrisKen Real Estate Management Company, Inc. (incorporated by reference from
         Exhibit 19.1, included in Amendment No. 4 to the Registrant's
         Form S-11 Registration Statement filed August 25, 1989, S.E.C.
         File No. 33-28893).

(F-1)    Index to Financial Statements.

         Report of Independent Auditors                        F-2
         Financial Statements:

         Balance Sheet - December 31, 1996                     F-3
         Statements of Income for the Years Ended
         December 31, 1996 and 1995                            F-4
         Statements of Partners' Capital (Deficit) for
         the Years Ended December 31, 1996 and 1995            F-5
         Statements of Cash Flows for the Years Ended
         December 31, 1996 and 1995                            F-6
         Notes to Financial Statements                         F-7

(28)(1)  Pages 10-15 of the Registrant's final Prospectus dated
         September 8, 1989 as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

(b)      Reports on Form 8-K.

      The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHRISKEN GROWTH & INCOME L.P. II

                                      By:  ChrisKen Income Properties, Inc. II,
                                           Managing General Partner

Date:    March 25, 1997               By:  /s/ John F. Kennedy
                                         --------------------------------
                                           Director and President


         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 25, 1997               By:  /s/ John F. Kennedy
                                         --------------------------------
                                           Director and President
                                           of the Managing General
                                           Partner

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                         Index to Financial Statements





Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . .  F-2

Financial Statements

Balance Sheet - December 31, 1996 . . . . . . . . . . . . . . . . . . .  F-3
Statements of Income for the Years Ended
  December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . .  F-4
Statements of Partners' Capital (Deficit) for the Years
  Ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . .  F-5
Statements of Cash Flows for the Years Ended
  December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . .  F-6
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .  F-7

                         Report of Independent Auditors

To the Partners
Chrisken Growth & Income L.P. II

We have audited the accompanying balance sheet of Chrisken Growth &
Income L.P. II (a Delaware limited partnership), as of December 31, 1996, and the related statements of income, partners' capital (deficit), and cash flows for the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChrisKen Growth &
Income L.P. II at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                       /s/ Ernst & Young LLP

                                                           ERNST & YOUNG LLP



Chicago, Illinois
March 14, 1997

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                                 Balance Sheet

                               December 31, 1996


ASSETS
Cash and cash equivalents                                                                $   142,419
Restricted cash                                                                               57,645
Real estate and other escrows                                                                 29,874
Deferred financing fees, net of accumulated amortization of $69,487                           12,584
Other                                                                                          8,825
                                                                                         -----------
                                                                                             251,347
Investment in real estate, at cost:
  Land                                                                                       315,334
  Land improvements                                                                          372,881
  Buildings and improvements                                                               6,461,025
  Equipment                                                                                  409,212
                                                                                         -----------
                                                                                           7,558,452
  Less:  Accumulated depreciation                                                         (1,862,563)
                                                                                         -----------
                                                                                           5,695,889
                                                                                         -----------
Total assets                                                                             $ 5,947,236
                                                                                         ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                         $    48,146
Accrued real estate taxes                                                                    101,850
Tenants' security deposits                                                                    21,692
Mortgage loan payable                                                                      3,000,000
                                                                                         -----------
Total liabilities                                                                          3,171,688
Partners' capital, 11,529 limited partnership units issued
  and outstanding                                                                          2,775,548
                                                                                         -----------
Total liabilities and partners' capital                                                  $ 5,947,236
                                                                                         ===========



See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income


                                                                            YEAR ENDED DECEMBER 31
                                                                            1996             1995
                                                                        -------------------------------
REVENUE
Rental                                                                   $1,209,602       $1,161,912
Interest                                                                      6,521            6,780
Other                                                                        58,768           61,635
                                                                         ---------------------------
Total revenue                                                             1,274,891        1,230,327

EXPENSES
Property operations                                                         248,515          256,550
Interest                                                                    248,914          248,914
Real estate taxes                                                            91,384          105,146
Repairs and maintenance                                                      29,697           25,011
Advertising                                                                  28,896           34,931
Depreciation                                                                306,964          303,637
General and administrative                                                  141,860          157,552
Management fees - Affiliate                                                  63,489           62,585
                                                                        ----------------------------
                                                                          1,159,719        1,194,326
                                                                        ----------------------------
Net income                                                              $   115,172     $     36,001
                                                                        ============================
Net income allocated to general partners                                $    11,517     $      3,600
                                                                        ============================
Net income allocated to limited partners                                $   103,655     $     32,401
                                                                        ============================
Net income allocated to limited partners per limited partnership
  units outstanding                                                     $      8.99     $       2.81
                                                                        ============================
Limited partnership units outstanding                                        11,529           11,529
                                                                        ============================

See accompanying notes.

                       Chrisken Growth and Income L.P. II
                        (A Delaware Limited Partnership)

                   Statements of Partners' Capital (Deficit)

                     Years ended December 31, 1996 and 1995



                                                  PARTNERS' CAPITAL (DEFICIT) ACCOUNTS
                                    --------------------------------------------------------------------
                                        GENERAL           LIMITED         DUE FROM
                                        PARTNERS          PARTNERS       AFFILIATES          TOTAL
                                    --------------------------------------------------------------------
Balance at January 1, 1995             $(29,014)        $3,465,078       $(188,775)       $3,247,289
Distributions (A)                             -           (396,249)              -          (396,249)
Net income                                3,600             32,401               -            36,001
Reduction of organization and
  offering costs                              -                  -         141,150           141,150
                                       -------------------------------------------------------------
Balance at December 31, 1995            (25,414)         3,101,230         (47,625)        3,028,191
Distributions (A)                             -           (415,440)              -          (415,440)
Net income                               11,517            103,655               -           115,172
Reimbursement from affiliates                 -                  -          47,625            47,625
                                       -------------------------------------------------------------
Balance at December 31, 1996           $(13,897)        $2,789,445       $       -        $2,775,548
                                       =============================================================


Note (A): Summary of quarterly cash distributions paid per limited partnership unit:

                                                      1996        1995
                                                  ------------------------
               First quarter                          $8.82       $8.19
               Second quarter                          9.04        8.63
               Third quarter                           9.04        8.73
               Fourth quarter                          9.14        8.82

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows


                                                                           YEAR ENDED DECEMBER 31
                                                                           1996              1995
                                                                       -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $ 115,172        $  36,001
Adjustments to reconcile net income to net cash
  flows provided by operating activities:
    Depreciation                                                           306,964          303,637
    Amortization of deferred financing fees                                 16,414           16,414
    Net changes in operating assets and liabilities:
      Increase in real estate and other escrows                            (12,473)          (1,213)
      Decrease in other assets                                               2,294            5,746
      Decrease in accounts payable and accrued expenses                    (13,870)            (902)
      Decrease in tenants' security deposits                                (1,355)         (10,996)
      Decrease in due to affiliates                                        (26,303)               -
                                                                         --------------------------
Net cash flows provided by operating activities                            386,843          348,687

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                     (14,368)         (25,622)
                                                                         --------------------------
Cash flows used in investing activities                                    (14,368)         (25,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                             (415,440)        (396,249)
Reimbursement from affiliates                                               47,625                -
                                                                         --------------------------
Net cash flows used in financing activities                               (367,815)        (396,249)
                                                                         --------------------------
Net increase (decrease) in cash and cash equivalents                         4,660          (73,184)
Cash and cash equivalents, beginning of year                               137,759          210,943
                                                                         --------------------------
Cash and cash equivalents, end of year                                   $ 142,419         $137,759
                                                                         ==========================
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                 $ 232,500         $232,500
                                                                         ==========================

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements

                     Years ended December 31, 1996 and 1995


1.  ORGANIZATIONAL DATA

Chrisken Growth & Income L.P. II (the Partnership) is a Delaware limited partnership, organized on May 9, 1989, with Chrisken Income Properties, Inc. II (Managing General Partner) and Chrisken Limited Partnership II as the General Partners. Pursuant to a public offering (the Offering), the Partnership sold 11,529 limited partnership units at $500 for each unit. The proceeds of the Offering were used to acquire Barrington Estates (the Property), a 144-unit residential rental complex located in Indianapolis, Indiana.

2.  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

DEFERRED FINANCING FEES

Deferred financing fees are amortized over the life of the related loan using the straight-line method.

INVESTMENT IN REAL ESTATE

Depreciation of property and improvements is computed using the straight-line method over the estimated useful lives of the assets. Residential property is depreciated over 27.5 years and equipment is depreciated over five to seven years.

RENTAL REVENUE

The Partnership recognizes rental revenues as they are due in accordance with the terms of the respective tenant leases. This method of rental recognition approximates a straight-line basis due to the short-term nature (generally one year or less) of tenant leases.

                       Chrisken Growth & Income L.P. II
                       (A Delaware Limited Partnership)

                  Notes to Financial Statements (continued)



2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. Substantially all financial instruments reflected in the Partnership's balance sheet, consisting of cash and cash equivalents, restricted cash, escrow accounts, accounts payable, and mortgage loan payable are, by their terms, equivalent with respect to carrying and fair values. Management is not aware of the existence of any off-balance-sheet financial instruments.

INCOME TAXES

The Partnership is not liable for federal income taxes. Each partner includes his proportionate share of partnership income or loss in his own tax return. Therefore, no provision for income taxes is made in the financial statements of the Partnership.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying financial statements are prepared in accordance with generally accepted accounting principles, which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code; principally depreciation expense and prepaid rent. The net effect of these accounting differences is that net income recognized in the financial statements for 1996 and 1995 is approximately $53,000 and $22,000 less, respectively, than the taxable income of the Partnership for the same periods. The aggregate cost of real estate for federal income tax purposes at December 31, 1996, is $7,548,892.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                   Notes to Financial Statements (continued)





4.  PARTNERSHIP AGREEMENT

The Limited Partners are entitled to receive 90% of, and the General Partners 10% of, any operating cash flow, as defined, provided, however, that the General Partners' 10% shall be subordinated in each year to receipt by the Limited Partners of a preferential, noncumulative, noncompounded return on their adjusted investment, as defined, equal to 9% per annum (the Annual Preferred Return). Distributions to partners in 1996 and 1995 were not sufficient to meet the Annual Preferred Return.

Net sale or refinancing proceeds, as defined, to the extent distributed, will be allocated to the Limited Partners until the Limited Partners receive distributions equal to their adjusted investment in the Partnership, together with an amount, to the extent not previously paid, necessary to yield an annual return on their adjusted investment of 10% per annum, which shall be cumulative but noncompounded. Thereafter, 85% of any additional net sale or refinancing proceeds will be allocated to the Limited Partners, and 15% will be allocated to the General Partners. Net proceeds from a sale may not be reinvested in new properties by the Partnership after the Partnership has completed its second year of operations. Net proceeds from a refinancing will be reinvested only to the extent necessary for improvements and repairs to existing properties.

Profits and losses from operations are allocated between the General Partners and the Limited Partners in the same proportion as distributions of operating cash flow attributable to such year, although if no such distributions are made in such year, profit and loss shall be allocated 99% to the Limited Partners and 1% to the General Partners. Profits resulting from the sale or other disposition of Partnership real estate assets shall be allocated first to the Limited Partners until they have received an amount so that their capital account balances equal their adjusted investment, then to the Limited Partners until their capital account balances equal their unpaid preferential distribution, as defined, plus their adjusted investment, and thereafter, the remainder will be allocated 85% to the Limited Partners and 15% to the General Partners.

The Partnership shall continue until December 31, 2028, unless sooner terminated pursuant to the applicable provisions of the Partnership Agreement.

The Partnership maintains working capital reserves between 1% and 5% of the proceeds of the limited partnership units sold as provided in the Partnership Agreement. To the extent necessary and in accordance with the Partnership Agreement, the Managing General Partner, at its discretion, may adjust the level of working capital reserves to meet cash requirement needs of the Partnership. At December 31, 1996, cash restricted for working capital reserve purposes was $57,645.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                   Notes to Financial Statements (continued)





5.  RELATED PARTY TRANSACTIONS

The Partnership pays management fees to Chrisken Real Estate Management Company, Inc. (Chrisken), an affiliate of the General Partners, equal to 5% of property gross collections, as defined. Total management fees for 1996 and 1995 were $63,489 and $62,585, respectively. The agreement is subject to annual renewal. In addition, the Partnership reimburses Chrisken for personnel costs directly attributable to property operations totaling $90,508 and $88,570 in 1996 and 1995, respectively. These costs are included in property operation expenses in the accompanying statements of income.

The Partnership incurred organization and offering expenses of $188,775 in excess of the limitations set forth in the Partnership Agreement. This amount was due from the General Partners and was recorded as due from affiliates and classified as a reduction of Partners' Capital. Included in the excess offering costs were $141,150 of printing costs for which the Partnership's obligation was terminated in 1995. Accordingly, the Partnership recorded a reduction to accounts payable and due from affiliates for the above amount in 1995. The Partnership received the remaining $47,625 from the General Partners in 1996. Accordingly, the Partnership recorded a reduction in due from affiliates for the above amount in 1996.

6.  MORTGAGE LOAN PAYABLE

The Partnership has a nonrecourse first mortgage loan payable of $3,000,000 to an unaffiliated insurance company, which is collateralized by the Partnership's real estate. The loan is payable in monthly installments of interest only at a rate of 7.75% per annum, which approximates current market rates for similar instruments. Principal and unpaid interest are due on November 1, 1997. Principal prepayments are permitted, provided that: (a) the Partnership pays a prepayment penalty of 3% of the outstanding principal amount; (b) notice of prepayment be given to the lender 90 days prior to remittance; and
(c) prepayments be in multiples of $10,000. The Partnership, in the normal course of business, expects to obtain an extension on the mortgage loan or to refinance the mortgage loan with another lender. No provision for any gain or loss that may result from the outcome of this uncertainty has been reflected in the accompanying financial statements. The Partnership incurred origination costs of $82,062 related to the mortgage loan, which are being amortized over the life of the loan. During 1996 and 1995, the Partnership recorded amortization expense of $16,414 related to the origination costs which is included in interest expense in the accompanying statements of income.