Form 10QSB
period 1997-03-31
CHRISKEN GROWTH & INCOME LP II
filed 1997-05-08
CIK 850625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]                   QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


[ ]                   TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                              ----------------  ----------------

Commission File Number  0-20129
--------------------------------------------------------------------------------

                        Chrisken Growth & Income L.P. II
--------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                      certificate of Limited partnership)


      Delaware                                             36-3644609
-------------------                                   -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification Number)



345 North Canal Street, Chicago, Illinois               60606
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


Yes X    No
   ---     ---

                        CHRISKEN GROWTH & INCOME L.P. II

                                     INDEX



PART I            Financial Information                                      PAGE
                  ---------------------                                      ----
    Item 1.       Financial Statements (Unaudited)

                  Balance Sheet at March 31, 1997                              2

                  Statements of Operations for the
                  Three Months Ended March 31,
                  1997 and 1996                                                3

                  Statement of Partners' Capital (Deficit) for
                  the Three Months Ended
                  March 31, 1997                                               4

                  Statements of Cash Flows for
                  the Three Months Ended
                  March 31, 1997 and 1996                                      5

                  Notes to Financial Statements                                6

    Item 2.       Management's Discussion and Analysis
                  or Plan of Operation                                         7


PART II.          Other Information
                  -----------------

    Item 1.       Legal Proceedings                                            9

    Item 2.       Changes in Securities                                        9

    Item 3.       Defaults Upon Senior Securities                              9

    Item 4.       Submissions of Matters to a Vote of
                  Security Holders                                             9

    Item 5.       Other Information                                            9

    Item 6.       Exhibits and Reports on Form 8-K                             9


SIGNATURE                                                                     10


                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                                 Balance Sheet

                                 March 31, 1997
                                  (Unaudited)




ASSETS
Cash and cash equivalents                                              $  125,868
Restricted cash                                                            57,645
Real estate taxes and other escrows                                        60,279
Other                                                                      11,394
Deferred financing fees, net of accumulated amortization of $73,591         8,480
                                                                      ------------
                                                                          263,666
Investment in real estate, at cost:
Land                                                                      315,334
Land improvements                                                         372,881
Buildings and improvements                                              6,461,025
Equipment                                                                 411,561
                                                                      ------------
                                                                        7,560,801
Accumulated depreciation                                               (1,939,305)
                                                                      ------------
                                                                        5,621,496
                                                                      ------------
Total assets                                                           $5,885,162
                                                                      ============
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                          $41,950
Accrued real estate taxes                                                 127,227
Tenants' security deposits                                                 22,052
Due to affiliates                                                             147
Mortgage loan payable                                                   3,000,000
                                                                      ------------
Total liabilities                                                       3,191,376
Partners' capital, 11,529 limited partnership units issued and
outstanding                                                             2,693,786
                                                                      ------------
Total liabilities and partners' capital                                $5,885,162
                                                                      ============

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                  (Unaudited)




                                                THREE MONTHS ENDED
                                                     MARCH 31
                                                1997          1996
                                             -------------------------
REVENUE
Rental                                        $298,640      $298,243
Interest                                           921         1,182
Other                                           16,567        17,413
                                             -------------------------
Total revenue                                  316,128       316,838

EXPENSES
Property operations                             58,261        59,076
Depreciation                                    76,742        76,276
Interest                                        62,229        62,229
General and administrative                      75,799        77,857
Management fees - Affiliate                     15,887        15,600
                                             -------------------------
Total expenses                                 288,918       291,038
                                             -------------------------
Net income                                    $ 27,210      $ 25,800
                                             =========================
Net income allocated to general partners      $  2,721      $  2,580
                                             =========================
Net income allocated to limited partners      $ 24,489      $ 23,220
                                             =========================
Net income allocated to limited
partners per limited partnership unit
outstanding                                   $   2.12      $   2.01
                                             =========================
Limited partnership units outstanding           11,529        11,529
                                             =========================

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                    Statement of Partners' Capital (Deficit)

                       Three months ended March 31, 1997
                                  (Unaudited)




                                    PARTNER CAPITAL (DEFICIT) ACCOUNTS
                              -------------------------------------------------
                                    GENERAL          LIMITED
                                    PARTNERS         PARTNERS        TOTAL
                              -------------------------------------------------
Balance at January 1, 1997           $(13,897)      $2,789,445    $2,775,548
Distributions (A)                                     (108,972)     (108,972)
Net income                              2,721           24,489        27,210
                              -------------------------------------------------
Balance at March 31, 1997            $(11,176)      $2,704,962    $2,693,786
                              =================================================

(A) Cash distributions paid per limited partnership unit were $9.45.

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)




                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                        1997       1996
                                                    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $ 27,210   $ 25,800
 Adjustments to reconcile net income to net cash
  flows provided by operating activities:
   Depreciation                                         76,742     76,276
   Amortization of deferred financing fees               4,104      4,104
   Net changes in operating assets and liabilities:
    Increase in real estate taxes and other escrows    (30,405)   (30,405)
    Decrease in accounts receivable                          -      3,707
    (Increase) decrease in other assets                 (2,569)     2,502
    Increase in accounts payable and accrued expenses   19,181     12,474
    Increase in tenants' security deposits                 360        115
    Increase in due to affiliates                          147          -
                                                    -----------------------
Net cash flows provided by operating activities         94,770     87,159

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                  (2,349)         -
                                                    -----------------------
Cash flows used in investing activities                 (2,349)         -

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                         (108,972)  (101,708)
                                                    -----------------------
Cash flows used in financing activities               (108,972)  (101,708)
                                                    -----------------------
Net decrease in cash and cash equivalents              (16,551)   (14,549)
Cash and cash equivalents, beginning of period         142,419    137,759
                                                    -----------------------
Cash and cash equivalents, end of period              $125,868   $123,210
                                                    =======================
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest             $ 58,125   $ 58,125
                                                    =======================

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)



1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.  MORTGAGE LOAN PAYABLE

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

Liquidity and Capital Resources

     At March 31, 1997, the Partnership had cash and cash equivalents of $125,868 compared to $142,419 at December 31, 1996. The decrease in cash and cash equivalents during the three months ended March 31, 1997 is the result of an increase in real estate tax and other escrows, additions to investment in real estate and distributions in excess of net cash provided by operations. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of March 31, 1997 and December 31, 1996) which the General Partners believe is adequate to satisfy cash requirement needs. Management has not budgeted any significant major repairs or improvements to the property during 1997.

     The General Partners believe that because the Partnership currently has mortgage indebtedness of only $3,000,000 after substantial renovation of the Property, the Property could be refinanced or secondary financing could be obtained if necessary to provide additional funds. The current mortgage indebtedness matures due November 1, 1997. The General Partners are currently exploring refinancing alternatives and anticipate replacing the current loan prior to or by November 1, 1997. There can be no assurance that the terms of such loan will be on terms as favorable as those of the existing mortgage indebtedness.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At March 31, 1997 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

Results of Operations

     The Property was 97% occupied as of March 31, 1997, 97% as of December 31, 1996, and 98% as of March 31, 1996. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 1997, as a result of stabilization in the market. The Partnership had total revenues of $316,128 for the three months ended March 31, 1997, compared to total revenues of $316,838 for the three months ended March 31, 1996. Revenues remained at 1996 levels in 1997 because a 3% increase in apartment rental rates was offset by an increase in vacancy loss during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $288,918 for the three months ended March 31, 1997, compared to $291,038 for the three months ended March 31, 1996. Total expenses decreased primarily due to reduced property operations and general and administrative expenses partially offset by marginally higher depreciation and management fee expenses. Property operation expenses are lower in 1997 as compared to 1996 primarily due to higher grounds maintenance expense in 1996 as the result of a significant late winter snow storm and reduced apartment carpet replacement in 1997. General and administrative expenses are lower in 1997 as compared to 1996 due to lower advertising, corporate suite overhead and real estate taxes. Depreciation expense is slightly higher due to additions to investment in real estate during 1996. Management fees increased due to increased revenue collected.

     For the three months ended March 31, 1997, the Partnership had net income of $27,210 compared to net income of $25,800 for the three months ended March 31, 1996, as the result of marginally decreased revenue offset by marginally reduced expenses for the three months ended March 31, 1997 compared to the same period in 1996 as described above.

     Net cash flows provided by operating activities for the three months ended March 31, 1997 were $94,770 compared to net cash flows provided by operating activities of $87,159 for the three months ended March 31, 1996. The increase in net cash flows provided by operating activities was attributable primarily to increases in net income and accounts payable and accrued expenses, and partially offset by an increase in other assets. The Partnership paid distributions of $108,972 during the three months ended March 31, 1997, as compared to $101,708 during the three months ended March 31, 1996. The increase in distributions in 1997 as compared to the same period one year ago resulted from improved performance in 1997 over 1996. The General Partners anticipate that quarterly distributions to Limited Partners will remain at the current level throughout 1997, provided that revenues and expenditures also remain stable.

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

                                    PART II

                       CHRISKEN GROWTH AND INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)


     Items 1 through 5 are omitted because of the absence of conditions under which they are required.

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


                          Chrisken Growth & Income L.P. II
                          --------------------------------
                                    (Registrant)



                                By:  Chrisken Income Properties
                                     Inc., II Managing General
                                     Partner


    Date:  May 8, 1997               By:  /s/John F. Kennedy
                                          ----------------------
                                          John F. Kennedy
                                          Director and President