Form 10QSB
period 1997-06-30
CHRISKEN GROWTH & INCOME LP II
filed 1997-08-14
CIK 850625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

              [X]              QUARTERLY REPORT UNDER SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997


             [ ]              TRANSITION REPORT UNDER SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               -------------   -----------

Commission File Number  0-20129
-----------------------------------

                        Chrisken Growth & Income L.P. II
--------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                      certificate of Limited partnership)



           Delaware                                   36-3644609
-------------------------------                  ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification Number)



345 North Canal Street, Chicago, Illinois                    60606
-----------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

(312) 454-1626
--------------------------
(Issuer's telephone number)


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

                        CHRISKEN GROWTH & INCOME L.P. II

                                     INDEX



    PART I                  Financial Information                PAGE

        Item 1.             Financial Statements

                            Balance Sheet at June 30, 1997        2

                            Statements of Operations for the
                            Three Months and Six Months Ended
                            June 30, 1997 and 1996                3

                            Statement of Partners' Capital for
                            the Six Months Ended  June 30, 1997   4

                            Statements of Cash Flows for
                            the Six Months Ended
                            June 30, 1997 and 1996                5

                            Notes to Financial Statements         6

        Item 2.             Management's Discussion and Analysis
                            or Plan of Operation                  7


    PART II.                Other Information

        Item 1.             Legal Proceedings                     9

        Item 2.             Changes in Securities                 9

        Item 3.             Defaults Upon Senior Securities       9

        Item 4.             Submissions of Matters to a Vote of
                            Security Holders                      9

        Item 5.             Other Information                     9

        Item 6.             Exhibits and Reports on Form 8-K      9

SIGNATURE


                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                                 Balance Sheet

                                 June 30, 1997
                                  (Unaudited)




ASSETS
Cash and cash equivalents                                                      $    121,423
Restricted cash                                                                      57,645
Real estate taxes and other escrows                                                  39,929
Deferred financing fees, net of accumulated amortization of $77,695                   4,376
Other                                                                                   762
                                                                               ------------
                                                                                    224,135
Investment in real estate, at cost:
  Land                                                                              315,334
  Land improvements                                                                 372,881
  Buildings and improvements                                                      6,461,025
  Equipment                                                                         418,375
                                                                               ------------
                                                                                  7,567,615
  Accumulated depreciation                                                       (2,016,047)
                                                                               ------------
                                                                                  5,551,568
                                                                               ------------
Total assets                                                                   $  5,775,703
                                                                               ============

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                               $     46,624
Accrued real estate taxes                                                           100,548
Tenants' security deposits                                                           21,611
Mortgage loan payable                                                             3,000,000
                                                                               ------------
Total liabilities                                                                 3,168,843
Partners' capital, 11,529 limited partnership units issued and outstanding        2,606,860
                                                                               ------------
Total liabilities and partners' capital                                        $  5,775,703
                                                                               ============

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                  (Unaudited)




                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30                 JUNE 30
                                             1997        1996        1997        1996
                                            --------------------------------------------
REVENUE
Rental                                      $302,762    $296,208    $601,402   $ 594,451
Interest                                       1,592       1,698       2,513       2,880
Other                                         23,401      18,321      39,968      35,734
                                            --------------------------------------------
Total revenue                                327,755     316,227     643,883     633,065

EXPENSES
Property operations                           84,335      68,793     142,596     127,869
Depreciation                                  76,742      76,276     153,484     152,552
General and administrative                    61,358      52,653     137,157     130,510
Interest                                      62,229      62,229     124,458     124,458
Management fees - Affiliate                   16,304      15,830      32,191      31,430
                                            --------------------------------------------
Total expenses                               300,968     275,781     589,886     566,819
                                            --------------------------------------------
Net income                                  $ 26,787    $ 40,446    $ 53,997   $  66,246
                                            ============================================
Net income allocated to general partners    $  2,679    $  4,045    $  5,400   $   6,625
                                            ============================================
Net income allocated to limited partners    $ 24,108    $ 36,401    $ 48,597   $  59,621
                                            ============================================
Net income allocated to limited
partners per limited partnership unit
outstanding                                 $   2.09    $   3.16    $   4.22   $    5.17
                                            ============================================
Limited partnership units outstanding         11,529      11,529      11,529      11,529
                                            ============================================

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                    Statement of Partners' Capital (Deficit)

                         Six months ended June 30, 1997
                                  (Unaudited)




<Capital>
                                PARTNER CAPITAL (DEFICIT) ACCOUNTS
                               -------------------------------------
                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL
                               -------------------------------------
Balance at January 1, 1997     $ (13,897)   $2,789,445    $2,775,548
Distributions (A)                     --      (222,683)     (222,683)
Net income                         5,400        48,597        53,997
                               -------------------------------------
Balance at June 30, 1997       $  (8,497)   $2,615,359    $2,606,862
                               =====================================

(A) Summary of 1997 quarterly cash distributions paid per limited partnership unit:


First quarter              $9.45
Second quarter             $9.86

See accompanying notes.

                     Chrisken Growth & Income Fund L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)




                                                        SIX MONTHS ENDED
                                                            JUNE 30
                                                        1997       1996
                                                      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  53,997  $  66,246
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         153,484    152,552
   Amortization of deferred financing fees                8,208      8,208
   Net changes in operating assets and liabilities:
    Increase in real estate taxes and other escrows     (10,055)    (9,366)
    Decrease in other assets                              8,061      3,039
    Decrease in accounts payable and accrued expenses    (2,824)   (12,830)
    (Decrease) increase in tenants' security deposits       (21)       576
    Decrease in due to affiliates                            --    (26,303)
                                                      --------------------
Net cash provided by operating activities               210,850    182,122

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                     (9,163)    (3,809)
                                                      --------------------
Cash used in investing activities                        (9,163)    (3,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                              (222,683)  (205,904)
Received from affiliates                                     --     47,625
                                                      --------------------
Net cash used in financing activities                  (222,683)  (158,279)
                                                      --------------------
Net (decrease) increase in cash and cash equivalents    (20,996)    20,034
Cash and cash equivalents, beginning of period          142,419    137,759
                                                      --------------------
Cash and cash equivalents, end of period              $ 121,423  $ 157,793
                                                      ====================
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $ 116,250  $ 116,250
                                                      ====================

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

2.  MORTGAGE LOAN PAYABLE

The Partnership has a first mortgage loan payable of $3,000,000 to an insurance company, which is collateralized by the Partnership's real estate. The loan is payable in monthly installments of interest only at a rate of 7.75% per annum. Principal and unpaid interest are due November 1, 1997. Principal prepayments are permitted, provided that: (a) the Partnership pay a prepayment penalty of 3% of the outstanding principal amount; (b) notice of prepayment be given to the lender 90 days prior to remittance; and (c) prepayments be in multiples of $10,000. The Partnership, in the normal course of business, expects to obtain an extension on the mortgage loan with another lender. No provision for any gain or loss that may result from the outcome of this uncertainty has been reflected in the accompanying financial statements.

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

Liquidity and Capital Resources

     At June 30, 1997, the Partnership had cash and cash equivalents of $121,423 compared to $142,419 at December 31, 1996. The decrease in cash and cash equivalents during the six months ended June 30, 1997 is the result of additions to investment in real estate, a reduction in accounts payable and distributions to limited partners in excess of net cash flows provided by operating activities. Restricted cash represents operating and contingency reserves equal to 1% of the gross proceeds of the Offering ($57,645 as of June 30, 1997 and December 31, 1996) which the General Partners believe is adequate to satisfy cash requirement needs. Management has not budgeted any significant major repairs or improvements to the property during 1997.

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

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At June 30, 1997 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

Results of Operations

     The Property was 94% occupied as of June 30, 1997, 97% as of December 31, 1996, and 99% as of June 30, 1996. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 1997, as a result of stabilization in the market. The Partnership had total revenues of $643,883 for the six months ended June 30, 1997, compared to total revenues of $633,065 for the six months ended June 30, 1996. Revenues increased in 1997 primarily as a result of a 3% increase in apartment rental rates partially offset by an increase in vacancy loss during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $589,886 for the six months ended June 30, 1997, compared to $566,819 for the six months ended June 30, 1996. Total expenses increased primarily due to increased property operations, depreciation, general and administrative, and management fee expenses.
Property operations are higher in 1997 as compared to 1996 due to lower grounds maintenance expenditures as the result of delayed in landscape services in 1997 as compared to 1996 offset by increased maintenance staff payroll, utilities, general maintenance expenditures, painting and decorating costs and higher carpet replacement primarily due to increased vacancy during the six months ended June 30, 1997. Depreciation expense is slightly higher due to additions to investment in real estate during 1996. General and administrative expenses are higher in 1997 as compared to 1996 due to increased office staff payroll, also due to increased vacancy during the current period, and increased real
estate tax expenses.   Real estate tax expense is higher in 1997 as compared to
1996 due to an overstated estimate at December 31, 1995 of 1995 taxes payable in 1996 which reduced 1996 real estate tax expense. Management fees increased due to increased revenue (5% of gross revenue).

     For the six months ended June 30, 1997, the Partnership had net income of $53,997 compared to net income of $66,246 for the six months ended June 30, 1996, due to increased revenue and offset by increased expenses for the six months ended June 30, 1997 compared to the same period in 1996 as described more fully above.

     Net cash provided by operating activities for the six months ended June 30, 1997 was $210,850 compared to net cash provided by operating activities of $182,122 for the six months ended June 30, 1996. The increase in net cash provided by operating activities was attributable primarily to a decrease in other assets offset by a decrease in net income, an increase in real estate tax escrows and a decrease in accounts payable. The Partnership paid distributions of $222,683 during the six months ended June 30, 1997, as compared to $205,904 during the six months ended June 30, 1996. The increase in distributions in 1997 as compared to the same period one year ago is the result of the General Partners anticipation that revenues will increase and expenditures remain stable during the remainder of 1997 as compared to 1996.

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


                        Chrisken Growth & Income L.P. II
                                  (Registrant)



                                   By:  Chrisken Income Properties
                                        Inc., II Managing General Partner


Date:  August 12, 1997                  By:/s/John F. Kennedy
                                           ----------------------
                                           John F. Kennedy
                                           Director and President