Form 10QSB
period 1997-09-30
CHRISKEN GROWTH & INCOME LP II
filed 1997-11-12
CIK 850625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]                    QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


[ ]                   TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    --------------

Commission File Number  0-20129
---------------------------------------

                        Chrisken Growth & Income L.P. II
--------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                      certificate of Limited partnership)


          Delaware                                     36-3644609
-------------------------------                 -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)


345 North Canal Street, Chicago, Illinois         60606
----------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

(312) 454-1626
----------------------------
(Issuer's telephone number)

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

Yes  X     No
    ---        ---

                        CHRISKEN GROWTH & INCOME L.P. II

                                     INDEX


PART I           Financial Information                          PAGE
                 ---------------------                          ----
        Item 1.  Financial Statements

                 Balance Sheet at September 30, 1997                2

                 Statements of Income for the
                 Three Months and Nine Months Ended
                 September 30, 1997 and 1996                        3

                 Statement of Partners' Capital for the
                 Nine Months Ended September 30, 1997               4

                 Statements of Cash Flows for
                 the Nine Months Ended
                 September 30, 1997 and 1996                        5

                 Notes to Financial Statements                      6

        Item 2.  Management's Discussion and Analysis
                 or Plan of Operation                               7

PART II.         Other Information
                 -----------------

        Item 1.  Legal Proceedings                                  9

        Item 2.  Changes in Securities                              9

        Item 3.  Defaults Upon Senior Securities                    9

        Item 4.  Submissions of Matters to a Vote of
                 Security Holders                                   9

        Item 5.  Other Information                                  9

        Item 6.  Exhibits and Reports on Form 8-K                   9


SIGNATURE


                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                                 Balance Sheet

                               September 30, 1997
                                  (Unaudited)




ASSETS
Cash and cash equivalents                                              $   93,437
Restricted cash                                                            57,645
Real estate and other escrows                                              70,334
Deferred financing fees, net of accumulated amortization of $81,799           272
Other                                                                       4,687
                                                                       ----------
                                                                          226,375
Investment in real estate, at cost:
  Land                                                                    315,334
  Land improvements                                                       372,881
  Buildings and improvements                                            6,461,025
  Equipment                                                               423,988
                                                                       ----------
                                                                        7,573,228
  Less:  Accumulated depreciation                                      (2,092,789)
                                                                       ----------
                                                                        5,480,439
                                                                       ----------
Total assets                                                           $5,706,814
                                                                       ==========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                       $   51,421
Accrued real estate taxes                                                 129,939
Tenants' security deposits                                                 19,948
Mortgage loan payable                                                   3,000,000
                                                                       ----------
Total liabilities                                                       3,201,308

Partners' capital, 11,529 limited partnership units issued and
  outstanding                                                           2,505,506
                                                                       ----------
Total liabilities and partners' capital                                $5,706,814
                                                                       ==========

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                  (Unaudited)


                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30              SEPTEMBER 30
                                               1997          1996        1997         1996
                                            -------------------------------------------------
REVENUE
Rental                                       $301,461      $296,304    $902,863     $890,755
Interest                                        1,928         1,832       4,441        4,712
Other                                          21,859        22,870      61,827       58,604
                                            -------------------------------------------------
Total revenue                                 325,248       321,006     969,131      954,071

EXPENSES
Property operations                            90,147        88,262     232,743      216,131
Depreciation                                   76,742        76,276     230,226      228,828
General and administrative                     66,193        77,393     203,350      207,903
Interest                                       62,229        62,229     186,687      186,687
Management fees - Affiliate                    16,316        15,963      48,507       47,393
                                            -------------------------------------------------
Total expenses                                311,627       320,123     901,513      886,942
                                            -------------------------------------------------
Net income                                   $ 13,621      $    883    $ 67,618     $ 67,129
                                            =================================================
Net income allocated to general partners     $  1,362      $     88    $  6,762     $  6,713
                                            =================================================
Net income allocated to limited partners     $ 12,259      $    795    $ 60,856     $ 60,416
                                            =================================================
Net income allocated to limited
partners per limited partnership unit
outstanding                                  $   1.06      $    .07    $   5.28     $   5.24
                                            =================================================
Limited partnership units outstanding          11,529        11,529      11,529       11,529
                                            =================================================

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                         Statement of Partners' Capital

                      Nine months ended September 30, 1997
                                  (Unaudited)


                                       PARTNERS' CAPITAL (DEFICIT) ACCOUNTS
                                     --------------------------------------------
                                       GENERAL          LIMITED
                                       PARTNERS         PARTNERS       TOTAL
                                     --------------------------------------------
Balance at January 1, 1997            $ (13,897)        $2,789,445    $2,775,548
Distributions (A)                             -           (337,660)     (337,660)
Net income                                6,762             60,856        67,618
                                     --------------------------------------------
Balance at September 30, 1997         $  (7,135)        $2,512,641    $2,505,506
                                     ============================================

(A) Summary of 1997 quarterly cash distributions paid per limited partnership unit:

First quarter                           $9.45
Second quarter                           9.86
Third quarter                            9.97

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)


                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                          1997       1996
                                                      -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  67,618  $  67,129
Adjustments to reconcile net income to net cash
  flows provided by operating activities:
   Depreciation                                          230,226    228,828
   Amortization of deferred financing fees                12,312     12,312
   Net changes in operating assets and liabilities:
    Increase in real estate and other escrows            (40,460)   (39,771)
    Decrease in other assets                               4,138      7,201
    Increase in accounts payable and accrued expenses     31,364     20,624
    Decrease in tenants' security deposits                (1,744)    (1,124)
    Decrease in due to affiliates                              -    (26,303)
                                                      -----------------------
Net cash flows provided by operating activities          303,454    268,896

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                   (14,776)    (8,141)
                                                      -----------------------
Cash flows used in investing activities                  (14,776)    (8,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                           (337,660)  (310,100)
Reimbursement from affiliates                                  -     47,625
                                                      -----------------------
Net cash flows used in financing activities             (337,660)  (262,475)
                                                      -----------------------
Net decrease in cash and cash equivalents                (48,982)    (1,720)
Cash and cash equivalents, beginning of period           142,419    137,759
                                                      -----------------------
Cash and cash equivalents, end of period               $  93,437  $ 136,039
                                                      =======================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $ 174,375  $ 174,375
                                                      =======================

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

2.  MORTGAGE LOAN PAYABLE

The Partnership has a first mortgage loan payable of $3,000,000 to an insurance company, which is collateralized by the Partnership's real estate. The loan is payable in monthly installments of interest only at a rate of 7.75% per annum. The Partnership recently executed an extension of the current mortgage note from November 1, 1997 to February 1, 1998. All principal and unpaid interest is now due on February 1, 1998. Principal prepayments are permitted provided that: (a) the Partnership pay a prepayment penalty of 3% of the outstanding principal amount; (b) notice of prepayment be given to the lender 90 days prior to remittance; and (c) prepayments be in multiples of $10,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Chrisken Growth & Income L.P. II (the "Partnership") is a Delaware limited partnership formed in 1989, with Chrisken Income Properties, Inc. II (Managing General Partner) and Chrisken Limited Partnership II as the General Partners. The Partnership owns and operates a 144 unit residential rental complex known as Barrington Estates (the "Property") located in Indianapolis, Indiana. Pursuant to a public offering (the "Offering"), the Partnership sold 11,529 limited partnership units at $500 for each unit. The proceeds of the Offering were used to acquire the Property.

Liquidity and Capital Resources

         At September 30, 1997, the Partnership had cash and cash equivalents of $93,437 compared to $142,419 at December 31, 1996. The decrease in cash and cash equivalents during the nine months ended September 30, 1997 is the result of additions to investment in real estate and distributions to limited partners in excess of net cash flows provided by operating activities. Restricted cash represents operating and contingency reserves equal to 1% of the gross proceeds of the Offering ($57,645 as of September 30, 1997 and December 31, 1996) which the General Partners believe is adequate to satisfy cash requirement needs. Management has not budgeted any significant major repairs or improvements to the Property for the remainder of 1997.

          The Partnership recently executed an extension of the current mortgage note from November 1, 1997 to February 1, 1998. The General Partners continue exploring financing alternatives and anticipate replacing the current loan prior to or by February 1, 1998. There can be no assurance that the terms of such loan will be on terms as favorable as those of the existing mortgage indebtedness. The General Partners believe that because the Partnership currently has mortgage indebtedness of only $3,000,000 after substantial renovation of the Property, the Property could be refinanced or secondary financing could be obtained if necessary to provide additional funds.

         The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At September 30, 1997 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

Results of Operations

         The Property was 97% occupied as of September 30, 1997, 97% as of December 31, 1996, and 99% as of September 30, 1996. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 1997, as a result of stabilization in the market. The Partnership had total revenues of $969,131 for the nine months ended September 30, 1997, compared to total revenues of $954,071 for the nine months ended September 30, 1996. Revenues increased in 1997 primarily as a result of a 3% increase in apartment rental rates partially offset by an increase in vacancy loss during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $901,513 for the nine months ended September 30, 1997, compared to $886,942 for the nine months ended September 30, 1996.

Total expenses increased primarily due to increased property operations, depreciation, and management fee expenses offset by lower general and administrative expenses. Property operations are higher in 1997 as compared to 1996 due to increased utilities, painting and decorating costs and higher carpet replacement primarily due to increased vacancy during the nine months ended September 30, 1997 offset by lower general maintenance expenditures. Depreciation expense is slightly higher due to additions to investment in real estate during 1996 and 1997. General and administrative expenses are lower in 1997 as compared to 1996 primarily due to lower real estate tax and property insurance expenses. Management fees increased due to increased revenue (calculated as 5% of gross revenue).

         For the nine months ended September 30, 1997, the Partnership had net income of $67,618 compared to net income of $67,129 for the nine months ended September 30, 1996, due to increased revenue offset by increased expenses for the nine months ended September 30, 1997 compared to the same period in 1996 as described more fully above.

         Net cash flows provided by operating activities for the nine months ended September 30, 1997 was $303,454 compared to net cash flows provided by operating activities of $268,896 for the nine months ended September 30, 1996. The increase in net cash flows provided by operating activities was attributable primarily to the fact that there was a decrease in due to affiliates for the nine months ended September 30, 1996 but there was no change in due to affiliates for the nine months ended September 30, 1997 (as this liability was paid off during 1996). The Partnership paid distributions of $337,660 during the nine months ended September 30, 1997, as compared to $310,100 during the nine months ended September 30, 1996. The increase in distributions in 1997 as compared to the same period one year ago is the result of the General Partners anticipation that revenues will increase and expenditures remain stable during the remainder of 1997 as compared to 1996.

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


                        Chrisken Growth & Income L.P. II
                        --------------------------------
                                  (Registrant)


                                           By:  Chrisken Income Properties
                                                Inc., II Managing General
                                                Partner


Date: November 12, 1997                    By:  /s/John F. Kennedy
                                                ----------------------------
                                                John F. Kennedy
                                                Director and President