Form 10KSB
period 1997-12-31
CHRISKEN GROWTH & INCOME LP II
filed 1998-03-31
CIK 850625

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ]            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the Transition period from                 to
                                       ---------------    ---------------

                         Commission file number 0-20129
 -------------------------------------------------------------------------------


                        CHRISKEN GROWTH & INCOME L.P. II
--------------------------------------------------------------------------------
              (Name of small business issuer in its charter)



        Delaware                                          36-3644609
 -------------------------------                       -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


345 North Canal Street, Chicago, Illinois                     60606
-------------------------------------------            ------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number                                 (312) 454-1626
                                                       -------------------


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1997 were $1,229,692. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $5,764,500 (based on the price at which Units were offered to the public) at December 31, 1997 and March 15, 1998. The aggregate sales price does not reflect market value, it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Prospectus of the Registr ant dated September 8, 1989, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-28893, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS




                                     PART I
                                                                                                                 Page
                                                                                                                 ----
Item 1.                    Description of Business..............................................................  1
Item 2.                    Description of Properties............................................................  2
Item 3.                    Legal Proceedings..................................................................... 4
Item 4.                    Submission of Matters to a Vote of Security Holders................................... 5

                                                      PART II

Item 5.                    Market for Registrant's Limited Partnership Interests and Related
                           Security Holder  Matters.............................................................. 6
Item 6.                    Management's Discussion and Analysis or Plan of Operation............................. 6
Item 7.                    Financial Statements.................................................................. 9
Item 8.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................................. 9

                                                     PART III

Item 9.                    Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act ..................................  10
Item 10.                   Executive Compensation .............................................................  11
Item 11.                   Security Ownership of Certain Beneficial Owners and
                           Management..........................................................................  11
Item 12.                   Certain Relationships and Related Transactions....................................... 11
Item 13.                   Exhibits and Reports on Form 8-K..................................................... 13

SIGNATURES...................................................................................................... 14

INDEX TO FINANCIAL STATEMENTS...................................................................................F-1


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

     The General Partners do not intend to reinvest the net proceeds from a sale of the Property in additional properties. The General Partners expect to begin an orderly liquidation of the Partnership's holdings after a period of operations of from five to eight years. To date, the Partnership has been operating for approximately eight years. In determining whether to sell or refinance, the Partnership would consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. During 1997 the Partnership began marketing the Property to potential buyers and plans to sell it during 1998. Pursuant to Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" two significant accounting events took place: a) the Property was reclassified to "Assets Held for Sale", and b) in the fourth quarter of 1997 the recognition of depreciation expense was discontinued.

After extensive negotiations with the intended buyer regarding the sale of the Property the transaction was terminated in January 1998 (see discussion in Item 3 below). In connection with these negotiations, the Partnership incurred disposition costs of $29,288 which have been expensed in the current period. Pursuant to the Partnership Agreement, the Partnership will terminate December 31, 2028, unless terminated earlier at the sole discretion of the Managing General Partner.

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

Item 2.                    Description of Property.

     The Property is an apartment complex commonly known as Barrington Estates, located at 8717 Old Town West Drive, Indianapolis, Indiana and was built in 1968. The purchase price of the Property was approximately $3,775,000. In 1990, the Partnership undertook a substantial repair and improvement program (the "Renovations") with respect to the Property. Renovations were completed in 1993 with the complete renovation of apartment interiors, the addition of 17 carports, enhanced exterior lighting and the remodeling of both the exterior and interior of the clubhouse for a total cost of $3,353,906. The Property is situated on approximately 11 acres and is comprised of 144 units of which 112 units are townhouses located in 13 separate buildings, with 65 carports and 18 garages, an 1,800 square foot clubhouse and a swimming pool. All buildings are either two or three stories. No additional renovations are presently scheduled for 1998.

     At December 31, 1997, 138 of the Property's units were occupied while 6 units were vacant (96% occupancy). The chart below details the occupancy status and rent structure of the Property's units as of December 31, 1997. All tenant leases are for periods of six months to one year and no tenants lease more than one unit. See table on following page.



Apartment Type                                                                               Approximate        Average
----------------                   Number of        Occupied        Rent Per                   Apartment       Rent/Sq. Ft.
# Bed     #Baths                   Apartments       12/31/97          Month                       Size            /Mo.
-----     ------                   ----------       --------        ---------                -----------       ------------

1           1 1/2TH                     6               6              $660                       855 SF          $.77
1           1                          18              18            $540-550                     628 SF          $.87
2           1                          14              14            $630-640                     907 SF          $.70
2           2 1/2TH                    24              24            $720-755                   1,153 SF          $.64
2           1 1/2TH                    36              35              $720                     1,069 SF          $.67
3           2    TH                     6               6              $875                     1,295 SF          $.68
3           2 1/2TH                    40              35              $945                     1,456 SF          $.65

TH = Townhouse

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

Analysis. The General Partners believe that the following information reflects the current market conditions for apartment complexes which may compete with the
Property:

                              Competitive Projects

                                                       Rent Per               Approximate Apt.         Rent/Sq.
Project                    Apartment Type               Month                 Size in Sq. Ft.          Ft./Mo.
-------                    --------------              --------               ----------------         --------
Willow Lake                1 Bdrm 1 Bath                  $795                     1,121                 $.71
                           2 Bdrm 2 Bath                $1,005                     1,450                 $.69

The Springs                1 Bdrm 1 Bath                  $625                       550                $1.14
                           2 Bdrm 2 Bath                  $940                     1,150                 $.82
                           2 Bdrm 2 Bath                $1,100                     1,200                 $.92

Arbors of Willow           1 Bdrm 1 Bath                  $590                       750                 $.79
Lake                       1 Bdrm 1 Bath                  $600                       875                 $.69
                           2 Bdrm 1 1/2Bath               $665                       930                 $.72
                           2 Bdrm 2 Bath                  $725                     1,078                 $.67
                           3 Bdrm 2 Bath                  $860                     1,258                 $.68

                                        3

Item 3.                    Legal Proceedings.

     In October 1997, four affiliated limited partnerships, including the Partnership, executed a non-binding letter of intent pursuant to which they were exploring a possible sale of their properties to Vinings Investment Properties, L.P. ("Vinings"). The letter of intent was allowed to expire. On December 5, 1997, the Partnership and 15 other affiliated limited partnerships (collectively with the Partnership, the "ChrisKen Partnerships") executed a second, non-binding letter of intent (the "LOI") pursuant to which the ChrisKen Partnerships were exploring a possible sale of their properties to Vinings. A seperate purchase price was negotiated for each property, with the aggregate purchase price to be $87,770,000, payable in a combination of cash and units of limited partnership interest to be issued by Vinings ("Vinings Units"), with the balance to paid through Vinings' assumption or repayment of all outstanding mortgage indebtedness and costs relating thereto. The Vinings Units were to be issued to electing limited partners in certain of the ChrisKen Partnerships who were accredited investors (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). The Vinings Units were convertible, upon satisfaction of certain conditions, into shares of common stock of the Vinings general partner, Vinings Investment Trust (the "Vinings REIT"). Shares of the Vinings REIT trade on the NASDAQ Small Cap market. The quarterly report on Form 10-Q file by the Vinings REIT as of and for the quarter ended September 30, 1997 (the last available public filing), stated that there were 1,080,512 shares outstanding, with reported high and low bid and asked prices of $4.25 and $4.25.

     In the LOI, Vinings conditioned its purchase of the Property on approval by the limited partners, of the sale, to Vinings, of properties owned by certain of the other ChrisKen Partnerships as well as completion of due diligence regarding operations and conditions of the properties, approval of the sale transaction by the Vinings REIT's board of directors, securing financing to complete the transaction and, if Vinings could not complete the transaction on or before February 23, 1998, approval by the Vinings REIT's shareholders, which could have extended the closing to August 1998 or later. Additionally, as Vinings owned only two properties, a condition of the transaction requested by the General Partners and required by the financing source last proposed by Vinings, was that CREMCO be merged into Vinings, either directly or through a merger with the existing property manager for Vinings, to ensure continuity and depth of property management on a going forward basis. Because the time frame for completion and certain of the other conditions imposed by Vinings were unattractive, the ChrisKen Partnerships requested additional protections, including the right to solicit other potential purchasers if Vinings were unable to close by March 31, 1998. After Vinings rejected those protections and declined to discuss the terms on which the merger would occur or meet with the Partnerships' lenders, all ChrisKen Partnerships ceased negotiations on or about January 25, 1998.

     On January 30, 1998, after being threatened with litigation, the Partnerships filed an action (Springdale Associates, Ltd. et. al. v. Vinings Investment Properties, L.P., Case No. 98 CH 1193, pending in the Circuit Court of Cook County) seeking a declaratory judgment that there is no binding or enforceable contract with the Vinings. Vinings has counterclaimed, alleging, inter alia, that there was an enforceable contract.

     On February 3, 1998, Vinings filed a complaint (Vinings Investment Properties, L.P. v. Kennedy et. al., Case No. 98 CH 1421, pending in the Circuit Court of Cook County) seeking specific performance, and other relief, arising out of a claim by Vinings that it entered into an enforceable and binding contract to purchase the properties owned by the ChrisKen Partnership. The ChrisKen Partnerships deny that there is any binding and enforceable contract with Vinings, and deny that Vinings has any right to purchase the real estate and property of any of the Partnerships. A motion to dismiss the Complaint has been filed on behalf of the ChrisKen Partnerships, the General Partners and CREMCO. No discovery has been taken to date. Counsel to the ChrisKen Partnerships has only just begun its investigation and is presently unable to determine whether an outcome unfavorable to the Company is probable or remote.

     On March 27, 1998, the general partners of the Partnerships, in their representative capacities as general partners of the Partnerships, brought an action (ChrisKen Income Properties, Inc. II et. al. v. Vinings Investment Properties Trust, Peter D. Anzo, Stephanie A. Reed et. al., Civil Action No. 1 98-CV-0934, pending in the United States District Court for the Northern District of Georgia) seeking injunctive and other relief for an alleged breach of the confidentiality agreement between the parties and other misconduct, including misrepresentation of availability of financing and intent with respect to providing property management expertise.

Item 4.                    Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the Partnership's fiscal year covered by this report.












                   (Balance of page intentionally left blank.)

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

     The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain "publicly traded partnerships." If the Partnership were to be classified as a "publicly traded partnership," income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unre lated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

     At December 31, 1997 and 1996, 11,529 Units were outstanding. Cash distributions paid to Unit holders for 1997 and 1996 totaled $453,895 and $415,440, respectively.

Item 6.                    Management's Discussion and Analysis or Plan of
                           Operation.

Liquidity and Capital Resources.

     In October 1992, the Partnership refinanced its original acquisition loan with a new mortgage loan (the "Loan") from Peoples Security Life Insurance Company, a North Carolina corporation (the "Lender"), in the principal sum of $3,000,000. The Loan is payable in monthly payments of interest only with the outstanding principal originally due on November 1, 1997. The due date of the outstanding principal was first extended to February 1, 1998 and then to June 1, 1998. Both extensions were provided by the Lender without cost to the Partnership. The Loan bears interest at a rate of 7.75%. Principal prepayments of the Loan are permitted beginning November 1, 1994 provided that: (i) the Partnership pay a prepayment penalty of 3% of the outstanding principal amount;
(ii) notice of prepayment is given to the Lender 90 days prior to remittance; and (iii) prepayments are in multiples of $10,000. No prepayments of principal have been made and the principal amount of the Loan outstanding remains at $3,000,000. The General Partners are currently exploring refinancing alternatives and anticipate replacing the current Loan with equally favorable terms.

     At December 31, 1997, the Partnership had cash and cash equivalents of $70,099 compared to $142,419 at December 31, 1996. The decrease in cash and cash equivalents is primarily the result of several factors, including: a decrease in net income before depreciation and amortization of deferred financing fees, an increase in distributions to partners, an increase in investment in real estate, offset by an increase in accounts payable and other liabilities. The Partnership has established working capital reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 at December 31, 1997) which the General Partners believe is adequate to satisfy cash requirements. The Managing General Partner will periodically review the level of working capital reserves being maintained by the Partnership and will make adjustments as and if deemed necessary and in the best interest of the Partnership. In connection therewith, the Managing General Partner may, in its sole discretion, determine from time to time to distribute amounts set aside for working capital reserves to Limited Partners, but in no event will the Managing General Partner reduce working capital reserves to less than 1% of the gross proceeds of the Offering by such distributions. To the extent the Partnership's working capital reserves are depleted to less than 1% as a result of the application of such reserves for working capital purposes, the Managing General Partner anticipates that subsequent Operating Cash Flow will be utilized to replenish its working capital reserves to the level deemed necessary for continued operation of the Partnership prior to the distribution of Operating Cash Flow to the Partners. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership would be required to borrow additional funds to meet such costs. The General Partners believe that because the Partnership currently has mortgage indebtedness of only $3,000,000 after substantial renovation of the Property, the Property could be refinanced or secondary financing could be obtained if necessary to provide additional funds.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At December 31, 1997 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on recent assessments, the Partnership determined that it will not be required to modify or replace significant portions of its financial software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

     The Partnership has initiated formal communications with all of its significant suppliers (including operators of heating and air conditioning control systems, building security systems, elevator operations software, and alarm monitoring systems) to determine the extent to which the Partnership's interface systems are vulnerable to those third parties' failure to solve their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Partnership's systems rely will be converted on a timely basis and would not have an adverse affect on the Partnership's systems. Based on information received to date, the Partnership estimates that material costs will not be incurred related to Year 2000 Issues. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Results of Operations.

     Comparison of 1997 to 1996. The Property was 96% and 97% occupied as of December 31, 1997 and 1996, respectively. See the chart on page 3 detailing occupancy as of December 31, 1997. For the year ended December 31, 1997, the Partnership had rental revenues of $1,229,692 compared to $1,209,602 for the year ended December 31, 1996. Revenues increased in 1997 as a result of a 2.8% increase in rental rates offset by a 29.0% increase in vacancy loss due to a more competitive market for comparable apartments during 1997. For the year ended December 31, 1997, the Partnership had incurred expenses, exclusive of interest expense, of $887,924, a 2.5% decrease from expenses for the year ended December 31, 1996 of $910,805. Property operations increased 11.3% from $248,515 in 1996 to $276,633 in 1997, primarily as the result of increased janitorial services, rubbish removal, structural repairs, apartment carpet replacement, apartment painting, and grounds maintenance offset by decreased water/sewer utilities. Real estate tax expense for the Property increased from $91,384 for 1996 to $100,863 for 1997 primarily due to a 1.4% increase in tax rates and an understated estimate at December 31, 1996 of the 1996 taxes payable in 1997. Repairs and maintenance expenses decreased 25.3% from $29,697 in 1996 to $22,171 in 1997 due to reduced appliance, heating and ventilating, and swimming pool repairs offset by increased carpet cleaning costs. Advertising expenses decreased 4.4% from $28,896 in 1996 to $27,636 in 1997 primarily due to the absence in 1997 of the 1996 acquisition of property brochures and related marketing materials. Depreciation expense decreased from $306,964 in 1996 to $217,433 in 1997 because the recognition of depreciation expense was discontinued in the fourth quarter of 1997 because the property was reclassified as held for sale in accordance with FAS No. 121. General and administrative expenses increased 25.8% from $141,860 in 1996 to $178,467 in 1997 primarily due to increased administrative salaries, audit and accounting fees, corporate suite operations, property insurance, employer related payroll costs, and costs incurred by the Partnership while preparing for the sale of the Property. Administrative salaries increased due to salary increases. Employer related payroll costs increased due to generally increased base salaries. Management fee expense increased from $63,489 in 1996 to $64,721 in 1997 as the result of increased total revenue in 1997.

     Interest income for the year ended December 31, 1997 was $5,968 compared to $6,521 for the year ended December 31, 1996. Interest expense for the years ended December 31, 1997 and 1996 was $245,084 and $248,914, respectively. Interest expense is lower in 1997 because mortgage loan costs were fully amortized as of October 31, 1997. The General Partners anticipate interest expense to be $96,875 through June 1, 1998, when the current mortgage loan expires. The General Partners are currently exploring refinancing alternatives and anticipate replacing the current loan with equally favorable terms.

     The Partnership earned net income of $165,665 for the year ended December 31, 1997 as compared to net income of $115,172 for the year ended December 31, 1996. Net cash provided by operating activities in 1997 and 1996 was $397,689 and $386,843, respectively. For the years ended 1997 and 1996, the Partnership paid distributions to Limited Partners of $39.36 and $36.04 per unit, respectively, of which $5.68 and $21.42 per unit, respectively represents a return of capital on a federal income tax basis. The General Partners intend to continue making distributions to Limited Partners in 1998, at or about the same level as in 1997. The General Partners believe that during 1997 occupancy at the Property will remain at or above 95% as a result of stable economic conditions.

     "Safe Harbor" statement under the U.S. Private Securities Litigation Reform Act of 1995: Some statements in this Form 10-KSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which Barrington Estates competes and/or unanticipated changes in expenses or capital expenditures.

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

         None.








                   (Balance of page intentionally left blank.)

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

     The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 1997:

Name                        Age              Position

John F. Kennedy             47               Director, President and Secretary

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

Item 10.          Executive Compensation.

     The Partnership does not have directors or officers. Furthermore, the Partnership is not required to pay the officers and directors of its General Partners any current or any proposed com pensation in their capacities as officers and directors of the General Partners. The Partnership is, however, required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 10 through 15 of the Partnership's Prospectus, which description is incorporated herein by reference.

     The following is a schedule of the compensation paid or to be paid by the Partnership to the General Partners or their Affiliates for the year ended December 31, 1997 and a description of the transactions giving rise to such compensation:

Description of Transaction
and Entity Receiving                                                Amount of
Compensation                                                       Compensation

Reimbursement of property operating
  payroll costs to Affiliate of the
  General Partners                                                   $106,559
Property Management Fee to Affiliate
  of the General Partners                                              64,721
                                                                     --------
         Total                                                       $171,280
                                                                     ========

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

     (a) To the best knowledge of the Partnership, as of December 31, 1997 and March 15, 1997, no person owned more than 5% of the Units.

     (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 1997 and March 15, 1997, 11,529 Units were beneficially owned by 637 Limited Partners. No Units were owned by any directors or executive officers of the General Partners. See Item 9., above.

Item 12.          Certain Relationships and Related Transactions.

     ChrisKen Management, an Affiliate of the General Partners, will provide property management services for the Property. The property manager's duties and responsibilities include supervision of the day-to-day management of the operations of the Property, the rendition of long-range planning services and rendering such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Property. Any fees for management services will be in addition to the General Partners' distributive share of cash flow. ChrisKen Management earned $64,721 and $63,489, in 1997 and 1996, respectively for such management services. In addition, the Partnership reimbursed

ChrisKen Management for payroll expenses for personnel directly related to property operations totaling $106,559 and $90,508 in 1997 and 1996, respectively.

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

(10)(1) Property Management Agreement between the Registrant and ChrisKen Real Estate Management Company, Inc. (incorporated by reference from Exhibit 19.1, included in Amendment No. 4 to the Registrant's Form S-11 Registration State ment filed August 25, 1989, S.E.C. File No. 33-28893).

(F-1)             Index to Financial Statements.

                  Report of Independent Auditors                             F-2
                  Financial Statements:

                  Balance Sheet - December 31, 1997                          F-3
                  Statements of Income for the Years Ended
                    December 31, 1997 and 1996                               F-4
                  Statements of Partners' Capital (Deficit) for
                    the Years Ended December 31, 1997 and 1996               F-5
                   Statements of Cash Flows for the Years Ended
                    December 31, 1997 and 1996                               F-6
                  Notes to Financial Statements                              F-7

(28)(1) Pages 10-15 of the Registrant's final Prospectus dated September 8, 1989 as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

(b)               Reports on Form 8-K.

         The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                        CHRISKEN GROWTH & INCOME L.P. II

                                        By: ChrisKen Income Properties, Inc. II,
                                            Managing General Partner

Date:    March 30, 1998                 By: /s/ John F. Kennedy
                                            -----------------------------------
                                            Director and President


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 30, 1998                 By: /s/ John F. Kennedy
                                            ------------------------------------
                                            Director and President
                                            of the Managing General
                                            Partner

                              Financial Statements

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                     Years ended December 31, 1997 and 1996
                       with Report of Independent Auditors

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                          Index to Financial Statements




Report of Independent Auditors............................................F-2

Financial Statements

Balance Sheet - December 31, 1997 ........................................F-3
Statements of Income for the Years Ended
   December 31, 1997 and 1996.............................................F-4
Statements of Partners' Capital (Deficit) for the Years
   Ended December 31, 1997 and 1996.......................................F-5
Statements of Cash Flows for the Years Ended
   December 31, 1997 and 1996.............................................F-6
Notes to Financial Statements.............................................F-7

                         Report of Independent Auditors

To the Partners
Chrisken Growth & Income L.P. II

We have audited the accompanying balance sheet of Chrisken Growth & Income L.P. II (a Delaware Limited Partnership), as of December 31, 1997, and the related statements of income, partners' capital (deficit), and cash flows for the two years in the period ended December 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chrisken Growth & Income L.P. II at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Chicago, Illinois
March 16, 1998

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                                  Balance Sheet

                                December 31, 1997

ASSETS
Cash and cash equivalents                                                                     $   70,099
Restricted cash                                                                                   57,645
Real estate taxes and other escrows                                                               49,985
Other                                                                                             12,391
                                                                                            ------------
                                                                                                 190,120
Assets held for sale                                                                           5,494,570
                                                                                            ------------
Total assets                                                                                  $5,684,690
                                                                                            ============

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                              $   72,338
Accrued real estate taxes                                                                        105,176
Tenants' security deposits                                                                        19,858
Mortgage loan payable                                                                          3,000,000
                                                                                            ------------
Total liabilities                                                                              3,197,372
Partners' capital, 11,529 limited partnership units issued and
   outstanding                                                                                 2,487,318
                                                                                            ============
Total liabilities and partners' capital                                                       $5,684,690
                                                                                            ============

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income



                                                                             YEAR ENDED DECEMBER 31
                                                                             1997              1996
                                                                       ------------------------------------
REVENUE
Rental                                                                      $ 1,229,692      $ 1,209,602
Interest                                                                          5,968            6,521
Other                                                                            63,013           58,768
                                                                       ------------------------------------
Total revenue                                                                 1,298,673        1,274,891

EXPENSES
Property operations                                                             276,633          248,515
Interest                                                                        245,084          248,914
Real estate taxes                                                               100,863           91,384
Repairs and maintenance                                                          22,171           29,697
Advertising                                                                      27,636           28,896
Depreciation                                                                    217,433          306,964
General and administrative                                                      178,467          141,860
Management fees - Affiliate                                                      64,721           63,489
                                                                       ------------------------------------
                                                                              1,133,008        1,159,719
                                                                       ====================================
Net income                                                                  $   165,665      $   115,172
                                                                       ====================================
Net income allocated to general partners                                    $    16,567      $    11,517
                                                                       ====================================
Net income allocated to limited partners                                    $   149,098      $   103,655
                                                                       ====================================
Net income allocated to limited partners per weighted-average limited
   partnership units outstanding                                            $     12.93      $      8.99
                                                                       ====================================
Weighted-average limited partnership units outstanding                           11,529           11,529
                                                                       ====================================

See accompanying notes.

                       Chrisken Growth and Income L.P. II
                        (A Delaware Limited Partnership)

                    Statements of Partners' Capital (Deficit)

                     Years ended December 31, 1997 and 1996


                                                     PARTNERS' CAPITAL (DEFICIT) ACCOUNTS
                                    -----------------------------------------------------------------------
                                         GENERAL            LIMITED          DUE FROM
                                        PARTNERS           PARTNERS         AFFILIATES           TOTAL
                                    -----------------------------------------------------------------------
Balance at January 1, 1996                $(25,414)        $3,101,230         $(47,625)       $3,028,191
Distributions (A)                                -           (415,440)               -          (415,440)
Net income                                  11,517            103,655                -           115,172
Reimbursement from Affiliates                    -                  -           47,625            47,625
                                    -----------------------------------------------------------------------
Balance at December 31, 1996               (13,897)         2,789,445                -         2,775,548
Distributions (A)                                -           (453,895)               -          (453,895)
Net income                                  16,567            149,098                -           165,665
                                    =======================================================================
Balance at December 31, 1997              $  2,670         $2,484,648         $      -        $2,487,318
                                    =======================================================================


Note (A): Summary of quarterly cash distributions paid per limited partnership unit:


                                                                             1997              1996
                                                                       ------------------------------------
                First quarter                                              $  9.86            $8.82
                Second quarter                                                9.97             9.04
                Third quarter                                                10.08             9.04
                Fourth quarter                                                9.45             9.14

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows


                                                                             YEAR ENDED DECEMBER 31
                                                                             1997              1996
                                                                       ------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $165,665         $115,172
Adjustments to reconcile net income to net cash
   flows provided by operating activities:
     Depreciation                                                              217,433          306,964
     Amortization of deferred financing fees                                    12,584           16,414
     Net changes in operating assets and liabilities:
       Increase in real estate taxes and other escrows                         (20,111)         (12,473)
       (Increase) decrease in other assets                                      (3,566)           2,294
       Increase (decrease) in accounts payable and accrued expenses             27,518          (13,870)
       Decrease in tenants' security deposits                                   (1,834)          (1,355)
       Decrease in due to affiliates                                                 -          (26,303)
                                                                       ------------------------------------
Net cash flows provided by operating activities                                397,689          386,843

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                         (16,114)         (14,368)
                                                                       ------------------------------------
Cash flows used in investing activities                                        (16,114)         (14,368)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                                 (453,895)        (415,440)
Reimbursement from affiliates                                                        -           47,625
                                                                       ------------------------------------
Net cash flows used in financing activities                                   (453,895)        (367,815)
                                                                       ------------------------------------
Net increase (decrease) in cash and cash equivalents                           (72,320)           4,660
Cash and cash equivalents, beginning of year                                   142,419          137,759
                                                                       ------------------------------------
Cash and cash equivalents, end of year                                         $70,099         $142,419
                                                                       ====================================
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                     $232,500         $232,500
                                                                       ====================================

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                     Years ended December 31, 1997 and 1996


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

INVESTMENT IN REAL ESTATE AND ASSETS HELD FOR SALE

Prior to the decision to hold the Property for sale, depreciation of property and improvements was computed using the straight-line method over the estimated useful lives of the assets. Residential property was depreciated over 27.5 years and equipment was depreciated over seven years.

During 1997, the Partnership began marketing the Property to potential buyers and plans to sell it during 1998. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Partnership has reclassified the investment in real estate with a net book value of $5,494,570 to assets held for sale during the fourth quarter

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of 1997 and discontinued recognition of depreciation expense. The estimated fair value less cost to sell the Property exceeded the Partnership's carrying value.

Upon sale of the Property, management will terminate the operations of the Partnership.

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

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

3.  BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying financial statements are prepared in accordance with generally accepted accounting principles, which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code; principally depreciation expense and prepaid rent. The net effect of these accounting differences is that net income recognized in the financial statements for 1997 and 1996 is approximately $55,828 greater and $53,000 less, respectively, than the taxable income of the Partnership for the same periods. The aggregate cost of real estate for federal income tax purposes at December 31, 1997, is $7,565,006.

4.  PARTNERSHIP AGREEMENT

The Limited Partners are entitled to receive 90% of, and the General Partners 10% of, any operating cash flow, as defined, provided, however, that the General Partners' 10% shall be subordinated in each year to receipt by the Limited Partners of a preferential, noncumulative, noncompounded return on their adjusted investment, as defined, equal to 9% per annum (the Annual Preferred Return). Distributions to partners in 1997 and 1996 were not sufficient to meet the Annual Preferred Return.

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

Profits and losses from operations are allocated between the General Partners and the Limited Partners in the same proportion as distributions of operating cash flow attributable to such year, although if no such distributions are made in such year, profit and loss shall be allocated 99% to the Limited Partners and 1% to the General Partners. Profits resulting from the sale or other disposition of Partnership real estate assets shall be allocated first to the Limited Partners until they have received an amount so that their capital account balances equal their adjusted investment, then to the Limited Partners until their capital account balances equal their unpaid preferential distribution, as defined,

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

4.  PARTNERSHIP AGREEMENT (CONTINUED)

plus their adjusted investment, and thereafter, the remainder will be allocated 85% to the Limited Partners and 15% to the General Partners.

The Partnership shall continue until December 31, 2028, unless sooner terminated pursuant to the applicable provisions of the Partnership Agreement.

The Partnership maintains working capital reserves between 1% and 5% of the proceeds of the limited partnership units sold as provided in the Partnership Agreement. To the extent necessary and in accordance with the Partnership Agreement, the Managing General Partner, at its discretion, may adjust the level of working capital reserves to meet cash requirement needs of the Partnership. At December 31, 1997, cash restricted for working capital reserve purposes was $57,645.

5.  RELATED PARTY TRANSACTIONS

The Partnership pays management fees to Chrisken Real Estate Management Company, Inc. (Chrisken), an affiliate of the General Partners, equal to 5% of property gross collections, as defined. Total management fees for 1997 and 1996 were $64,721 and $63,489, respectively. The agreement is subject to annual renewal. In addition, the Partnership reimburses Chrisken for personnel costs directly attributable to property operations totaling $106,559 and $90,508 in 1997 and 1996, respectively. These costs are included in property operation expenses in the accompanying statements of income.

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

6.  MORTGAGE LOAN PAYABLE

The Partnership has a nonrecourse first mortgage loan payable of $3,000,000 to an unaffiliated insurance company, which is collateralized by the Partnership's real estate. The loan is payable in monthly installments of interest only at a rate of 7.75% per annum, which approximates current market rates for similar instruments. Principal and unpaid

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)


6.  MORTGAGE LOAN PAYABLE (CONTINUED)

interest were originally due on November 1, 1997. The debt was first extended to February 1, 1998, and then to June 1, 1998. Both extensions were provided by the lender without cost, to the Partnership. Principal prepayments are permitted, provided that: (a) the Partnership pays a prepayment penalty of 3% of the outstanding principal amount; (b) notice of prepayment be given to the lender 90 days prior to remittance; and (c) prepayments be in multiples of $10,000. The Partnership, in the normal course of business, expects to obtain an extension on the mortgage loan or to refinance the mortgage loan with another lender or repay the obligations from proceeds from sale of the Property. There can be no assurance that any refinancing or sale transaction will be consummated by the Partnership, In the event that a refinancing or sale is not consummated, the mortgage lender could exercise its remedies which include the realization upon its security interest in the Property in which case the Partnership would sustain a loss. No provision for any gain or loss that may result from the outcome of this uncertainty has been reflected in the accompanying financial statements.

The Partnership incurred origination costs of $82,062 related to the mortgage loan, which were amortized over the original life of the loan. During 1997 and 1996, the Partnership recorded amortization expense of $12,584 and $16,414, respectively, related to the origination costs. During 1997, the Partnership wrote off the fully amortized origination costs.

7.  CONTINGENCIES

In February 1998, a lawsuit was filed against the Partnership by a prospective buyer of the Property regarding termination of the contract to sell the Property. The buyer seeks specific performance by virtue of the Property transfer from the terminated sales contract. In the opinion of management of the Partnership, such litigation and resultant effects will not have a material adverse effect on the Partnership's financial statements. The ultimate outcome of this matter cannot be determined and, accordingly, no provision for any loss that may result has been made in the accompanying financial statements.