Form 10QSB
period 1998-03-31
CHRISKEN GROWTH & INCOME LP II
filed 1998-05-22
CIK 850625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]            QUARTERLY REPORT UNDER SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998


[ ]           TRANSITION REPORT UNDER SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to


Commission File Number  0-20129


                        Chrisken Growth & Income L.P. II
            (Exact name of small business issuer as Specified in its
                       certificate of Limited partnership)


          Delaware                                          36-3644609
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)


345 North Canal Street, Chicago, Illinois               60606
(Address of principal executive offices)               (Zip Code)


(312) 454-1626
(Issuer's telephone number)

(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


Yes  /X/     No / /

                        CHRISKEN GROWTH & INCOME L.P. II

                                      INDEX


PART I                     Financial Information                                               PAGE
                           ---------------------                                               ----
         Item 1.           Financial Statements (Unaudited)


                           Balance Sheet at March 31, 1998                                       2

                           Statements of Operations for the
                           Three Months Ended March 31,
                           1998 and 1997                                                         3

                           Statement of Partners' Capital for
                           the Three Months Ended
                           March 31, 1998                                                        4

                           Statements of Cash Flows for
                           the Three Months Ended
                           March 31, 1998 and 1997                                               5

                           Notes to Financial Statements                                         6

         Item 2.           Management's Discussion and Analysis
                           or Plan of Operation                                                  8


PART II.                   Other Information

         Item 1.           Legal Proceedings                                                     10

         Item 2.           Changes in Securities                                                 10

         Item 3.           Defaults Upon Senior Securities                                       10

         Item 4.           Submissions of Matters to a Vote of
                           Security Holders                                                      10

         Item 5.           Other Information                                                     10

         Item 6.           Exhibits and Reports on Form 8-K                                      10


SIGNATURE                                                                                        12

                       Chrisken Growth & Income L.P. II
                       (A Delaware Limited Partnership)

                                Balance Sheet

                                March 31, 1998
                                 (Unaudited)




ASSETS
Cash and cash equivalents                                         $   95,426
Restricted cash                                                       57,645
Real estate taxes and other escrows                                   67,631
Other                                                                 16,471
                                                                  ----------
                                                                     237,173
Assets held for sale                                               5,494,570
                                                                  ----------
Total assets                                                      $5,731,743
                                                                  ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                  $   72,327
Accrued real estate taxes                                            132,006
Tenants' security deposits                                            19,908
Mortgage loan payable                                              3,000,000
                                                                  ----------
Total liabilities                                                  3,224,241

Partners' capital, 11,529 limited partnership units issued and
 outstanding                                                       2,507,502
                                                                  ----------
Total liabilities and partners' capital                           $5,731,743
                                                                  ==========

See accompanying notes.

                       Chrisken Growth & Income L.P. II
                       (A Delaware Limited Partnership)

                           Statements of Operations
                                 (Unaudited)




                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                           1998        1997
                                                         ---------------------
REVENUE
Rental                                                   $308,329     $298,640
Interest                                                    1,266          921
Other                                                      20,350       16,567
                                                         ---------------------
Total revenue                                             329,945      316,128

EXPENSES
Property operations                                        61,906       58,261
Depreciation                                                    -       76,742
Interest                                                   58,125       62,229
General and administrative                                100,580       75,799
Management fees - Affiliate                                16,500       15,887
                                                         ---------------------
Total expenses                                            237,111      288,918
                                                         ---------------------
Net income                                               $ 92,834     $ 27,210
                                                         =====================
Net income allocated to general partners                 $  9,283     $  2,721
                                                         =====================
Net income allocated to limited partners                 $ 83,551     $ 24,489
                                                         =====================
Net income allocated to limited partners per limited
 partnership units outstanding                           $   7.25     $   2.12
                                                         =====================
Limited partnership units outstanding                      11,529       11,529
                                                         =====================

See accompanying notes.

                       Chrisken Growth & Income L.P. II
                       (A Delaware Limited Partnership)

                        Statement of Partners' Capital

                      Three months ended March 31, 1998
                                 (Unaudited)




                                          PARTNERS' CAPITAL ACCOUNTS
                                     ------------------------------------
                                      GENERAL    LIMITED
                                     PARTNERS    PARTNERS        TOTAL
                                     ------------------------------------
Balance at January 1, 1998           $ 2,670     $2,484,648    $2,487,318
Distributions (A)                          -        (72,650)      (72,650)
Net income                             9,283         83,551        92,834
                                     ------------------------------------
Balance at March 31, 1998            $11,953     $2,495,549    $2,507,502
                                     ====================================

(A) Cash distributions paid per limited partnership unit were $6.30.

See accompanying notes.

                       Chrisken Growth & Income L.P. II
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows
                                 (Unaudited)




                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                         1998       1997
                                                       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $92,834   $ 27,210
Adjustments to reconcile net income to net cash flows
 provided by operating activities:
  Depreciation                                                -     76,742
  Amortization of deferred financing fees                     -      4,104
  Net changes in operating assets and liabilities:
   Increase in real estate taxes and other escrows      (17,646)   (30,405)
   Increase in other assets                              (4,080)    (2,569)
   Increase in accounts payable and accrued expenses     26,819     19,181
   Increase in tenants' security deposits                    50        360
   Increase in due to affiliates                              -        147
                                                       --------------------
Net cash flows provided by operating activities          97,977     94,770

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                        -     (2,349)
                                                       --------------------
Cash flows used in investing activities                       -     (2,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                           (72,650)  (108,972)
                                                       --------------------
Cash flows used in financing activities                 (72,650)  (108,972)
                                                       --------------------
Net increase (decrease) in cash and cash equivalents     25,327    (16,551)
Cash and cash equivalents, beginning of period           70,099    142,419
                                                       --------------------
Cash and cash equivalents, end of period                $95,426   $125,868
                                                       ====================
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest              $58,125   $ 58,125
                                                       ====================

See accompanying notes.

                       Chrisken Growth & Income L.P. II
                       (A Delaware Limited Partnership)

                        Notes to Financial Statements
                                 (Unaudited)


1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the financial statements and notes thereto included in the Chrisken Growth & Income L.P. II's (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 1997.

2.  MORTGAGE LOAN PAYABLE

The Partnership has a nonrecourse first mortgage loan payable of $3,000,000 to an unaffiliated insurance company, which is collateralized by the Partnership's real estate. The loan is payable in monthly installments of interest only at a rate of 7.75% per annum. Principal and unpaid interest were originally due on November 1, 1997. The debt was first extended to February 1, 1998 and then to June 1, 1998. Both extensions were provided by the lender without cost to the Partnership. Principal prepayments are permitted, provided that: (a) the Partnership pays a prepayment penalty of 3% of the outstanding principal amount; (b) notice of prepayment be given to the lender 90 days prior to remittance; and (c) prepayments be in multiples of $10,000. The Partnership, in the normal course of business, expects to obtain an extension on the mortgage loan or to refinance the mortgage loan with another lender or repay the obligations from proceeds from sale of the property owned by the Partnership (the "Property"). There can be no assurance that any refinancing or sale transaction will be consummated by the Partnership. In the event that a refinancing or sale is not consummated, the mortgage lender could exercise its remedies which include the realization upon its security interest in the Property in which case the Partnership would sustain a loss. No provision for any gain or loss that may result from the outcome of this uncertainty has been reflected in the accompanying financial statements.

                       Chrisken Growth & Income L.P. II
                       (A Delaware Limited Partnership)

                  Notes to Financial Statements (continued)
                                 (Unaudited)




3.  CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Chrisken Growth & Income L.P. II (the "Partnership") is a Delaware limited partnership formed in 1989. The Partnership owns and operates a 144 unit residential rental complex known as Barrington Estates (the "Property") located in Indianapolis, Indiana. Pursuant to a public offering (the "Offering") the Partnership sold 11,529 limited partnership units. The proceeds of the Offering were used to acquire the Property.

Liquidity and Capital Resources

         At March 31, 1998, the Partnership had cash and cash equivalents of $95,426 compared to $70,099 at December 31, 1997. The increase in cash and cash equivalents during the three months ended March 31, 1998 is the result of increased net operating income partially offset by an increase of real estate tax and insurance escrows. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of March 31, 1998 and December 31, 1997) which the General Partners believe is adequate to satisfy cash requirement needs. Management has budgeted the following major repairs or improvements to the property to be completed during 1998: leveling a building which has settled over time, glass patio door replacements, new playground equipment, garage additions, and continued carpet and appliance replacement as needed due to obsolescence.

         The General Partners believe that because the Partnership currently has mortgage in debtedness of only $3,000,000 after substantial renovation of the Property, the Property could be refinanced or secondary financing could be obtained if necessary to provide additional funds. The current mortgage indebtedness matured on November 1, 1997. The due date of the outstanding principal was first extended to February 1, 1998 and then to June 1, 1998. Both extensions were provided by the lender without cost to the Partnership. The loan bears interest at a rate of 7.75%. The General Partners are currently exploring refinancing alternatives and anticipate replacing the current loan prior to or by June 1, 1998. There can be no assurance that the terms of such loan will be on terms as favorable as those of the existing mortgage indebtedness.

         The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At March 31, 1998 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

Results of Operations

         The Property was 97% occupied as of March 31, 1998, 96% as of December 31, 1997, and 97% as of March 31, 1997. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 1998, as a result of stabilization in the market. The Partnership had total revenues of $329,945 for the three months ended March 31, 1998, compared to total revenues of $316,128 for the three months ended March 31, 1997. Revenues increased in 1998 from 1997 levels mainly due to a 2.4% increase in apartment rental rates. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $237,111 for the three months ended March 31, 1998, compared to $288,918 for the three months ended March 31, 1997. Total expenses decreased primarily due to decreased mortgage interest expense and the elimination of depreciation expense partially offset by increased property operations, general and administrative, and management fee expenses. Mortgage interest expense is lower in the current period because prepaid mortgage loan costs were fully amortized as of November 1997. As stated above, the current loan was extended by the lender without cost to the Partnership. In 1997 the Property was reclassified to "Assets Held for Sale" which results in the suspension of the recognition of depreciation expense pursuant to Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Property operation expenses are higher in 1998 as compared to 1997 primarily due to higher janitorial, grounds maintenance, and structural repair expenditures offset by reduced apartment painting and carpet replacement costs. General and administrative expenses are higher in 1998 as compared to 1997 due to higher advertising costs, corporate suite overhead, inflationary adjusted real estate taxes, and a timing difference in the recognition of professional accounting and tax service expenses. General and administrative expenses are also higher during the current period due to legal fees incurred as the result of the litigation discussed below. Management fees increased due to increased revenue collections.

         For the three months ended March 31, 1998, the Partnership had net income of $92,834 compared to net income of $27,210 for the three months ended March 31, 1997, as the result of increased revenue and reduced expenses for the three months ended March 31, 1998 compared to the same period in 1997 as described above.

         Net cash flows provided by operating activities for the three months ended March 31, 1998 were $97,977 compared to net cash flows provided by operating activities of $94,770 for the three months ended March 31, 1997. The increase in net cash flows provided by operating activities was attributable primarily to increases in net income and accounts payable and accrued expenses, partially offset by an increase in other assets, and real estate taxes and other escrows. The Partnership paid distributions of $72,650 during the three months ended March 31, 1998, as compared to $108,972 during the three months ended March 31, 1997. The decrease in distributions in 1998 as compared to the same period one year ago is due in part to the reconciliation of distributions paid in 1997 to distributable proceeds available during that period and the Partnership's recognition of future litigation and mortgage loan refinancing costs. The General Partners anticipate that the level of additional 1998 quarterly distributions to Limited Partners is dependant on overall Property performance, future litigation costs, and the terms and costs of the new mortgage loan.

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

                                     PART II

                       CHRISKEN GROWTH AND INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)



ITEM 1.           LEGAL PROCEEDINGS.

        In October 1997, four affiliated limited partnerships, including the Partnership, executed a non-binding letter of intent pursuant to which they were exploring a possible sale of their properties to Vinings Investment Properties, L.P. ("Vinings"). The letter of intent was allowed to expire, although the confidentiality provision remains in effect. On December 5, 1997, the Partnership and 15 other affiliated limited partnerships (collectively with the Partnership, the "ChrisKen Partnerships") executed a second, non-binding letter of intent (the "LOI") pursuant to which the ChrisKen Partnerships were exploring a possible sale of their properties to Vinings. A separate purchase price was proposed for each property, with the aggregate proposed purchase price to be $87,770,000, payable in a combination of cash and units of limited partnership interest to be issued by Vinings ("Vinings Units"), with the balance to paid through Vinings' assumption or repayment of all outstanding mortgage indebtedness and costs relating thereto. The Vinings Units were to be issued to electing limited partners in certain of the ChrisKen Partnerships who were accredited investors (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). The Vinings Units were convertible, upon satisfaction of certain conditions, into shares of common stock of the Vinings general partner, Vinings Investment Trust (the "Vinings REIT"). Shares of the Vinings REIT trade on the NASDAQ Small Cap market. The quarterly report on Form 10-Q file by the Vinings REIT as of and for the quarter ended September 30, 1997 (the last available public filing), stated that there were 1,080,512 shares outstanding, with reported high and low bid and asked prices of $4.25 and $4.25.

        In the LOI, Vinings conditioned its proposed purchase of the Property on approval by the limited partners, of the sale, to Vinings, of properties owned by certain of the other ChrisKen Partnerships as well as completion of due diligence regarding operations and conditions of the properties, approval of the sale transaction by the Vinings REIT's board of directors, securing financing to complete the transaction and, if Vinings could not complete the transaction on or before February 23, 1998, approval by the Vinings REIT's shareholders, which could have extended the closing to August 1998 or later. Additionally, as Vinings owned only two properties, a condition of the transaction requested by the General Partners and required by the financing source last proposed by Vinings, was that ChrisKen Real Estate Management Company, Inc. (CREMCO) be merged into Vinings, either directly or through a merger with the existing property manager for Vinings, to ensure continuity and depth of property management on a going forward basis. Because the time frame for completion and certain of the other conditions imposed by Vinings were unattractive, the ChrisKen Partnerships requested additional protections, including the right to solicit other potential purchasers if Vinings were unable to close by March 31, 1998. After Vinings rejected those protections and declined to discuss the terms on which the merger would occur or meet with the ChrisKen Partnerships' lenders, all ChrisKen Partnerships ceased negotiations on or about January 25, 1998.

        On January 30, 1998, after being threatened with litigation over the proposed sale of the properties, the ChrisKen Partnerships filed an action (Springdale Associates, Ltd. et. al. v. Vinings

Investment Properties, L.P., Case No. 98 CH 1193, pending in the Circuit
Court of Cook County) seeking a declaratory judgment that there is no binding or enforceable contract with the Vinings. Vinings has counterclaimed, alleging, inter alia, that there was an enforceable contract.

        On February 3, 1998, Vinings filed a complaint (Vinings Investment Properties, L.P. v. Kennedy et. al., Case No. 98 CH 1421, pending in the Circuit Court of Cook County) seeking specific performance, and other relief, arising out of a claim by Vinings that it allegedly entered into an enforceable and binding contract to purchase the properties owned by the ChrisKen Partnerships. The ChrisKen Partnerships deny that there is any binding and enforceable contract with Vinings, and deny that Vinings has any right to purchase the real estate and property of any of the ChrisKen Partnerships. A motion to dismiss the Complaint has been filed on behalf of the ChrisKen Partnerships, the General Partners and CREMCO. Counsel to the ChrisKen Partnerships has only just begun its investigation and is presently unable to determine whether an outcome unfavorable to the Company is probable or remote.

        On March 27, 1998, the general partners of the ChrisKen Partnerships, in their representative capacities as general partners of the ChrisKen Partnerships, brought an action (ChrisKen Income Properties, Inc. II et. al. v. Vinings Investment Properties Trust, Peter D. Anzo, Stephanie A. Reed et. al., Civil Action No. 1 98-CV-0934, pending in the United States District Court for the Northern District of Georgia) seeking injunctive and other relief for an alleged breach of the confidentiality agreement between the parties and other misconduct, including misrepresentation of availability of financing and intent with respect to providing property management expertise.

         Items 2 through 5 are omitted because of the absence of conditions under which they are required.

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


                                  Chrisken Growth & Income L.P. II
                                            (Registrant)


                                     By:      Chrisken Income Properties
                                              Inc., II Managing General
                                              Partner


Date:  May 22, 1998                           By:      /s/John F. Kennedy
                                                       ------------------
                                                       John F. Kennedy
                                                       Director and President