Form 10QSB
period 1998-06-30
CHRISKEN GROWTH & INCOME LP II
filed 1998-08-13
CIK 850625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                    QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ]                    TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________


Commission File Number  0-20129
-------------------------------------------------------------------------------

                        ChrisKen Growth & Income L.P. II
-------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                       certificate of Limited partnership)


               Delaware                              36-3644609
    -------------------------------             ---------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification Number)


345 North Canal Street, Chicago, Illinois               60606
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


(312) 454-1626
-------------------------------------------------------------------------------
(Issuer's telephone number)


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


Yes  X     No
    ---       ---

                        CHRISKEN GROWTH & INCOME L.P. II

                                      INDEX


PART I                     Financial Information                           PAGE
                           ---------------------                           ----

         Item 1            Financial Statements (Unaudited)

                           Balance Sheet at June 30, 1998                   2

                           Statements of Operations for the
                           Three and Six Months Ended
                           June 30, 1998 and 1997                           3

                           Statement of Partners' Capital for
                           the Six Months Ended June 30, 1998               4

                           Statements of Cash Flows for
                           the Six Months Ended
                           June 30, 1998 and 1997                           5

                           Notes to Financial Statements                    6

         Item 2            Management's Discussion and Analysis
                           or Plan of Operation                             8


PART II                    Other Information

         Item 1            Legal Proceedings                               11

         Item 2            Changes in Securities                           11

         Item 3            Defaults Upon Senior Securities                 11

         Item 4            Submissions of Matters to a Vote of
                           Security Holders                                11

         Item 5            Other Information                               11

         Item 6            Exhibits and Reports on Form 8-K                11


SIGNATURE                                                                  13


                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                                  Balance Sheet

                                  June 30, 1998
                                   (Unaudited)



ASSETS
Cash and cash equivalents                                                       $   56,678
Restricted cash                                                                     57,645
Real estate taxes and other escrows                                                 48,529
Other                                                                                  327
                                                                                ----------
                                                                                   163,179

Assets held for sale                                                             5,494,570
                                                                                ----------
Total assets                                                                    $5,657,749
                                                                                ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                $   87,514
Accrued real estate taxes                                                          105,832
Tenants' security deposits                                                          20,303
Mortgage loan payable                                                            3,000,000
                                                                                ----------
Total liabilities                                                                3,213,649

Partners' capital, 11,529 limited partnership units issued and outstanding
                                                                                 2,444,100
                                                                                ----------
Total liabilities and partners' capital                                         $5,657,749
                                                                                ==========

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                   (Unaudited)




                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30                     JUNE 30
                                                       1998          1997          1998          1997
                                                  -------------------------------------------------------
REVENUE
Rental                                            $  313,625     $  302,762     $  621,954     $  601,402
Interest                                               1,565          1,592          2,831          2,513
Other                                                 19,082         23,401         39,432         39,968
                                                  -------------------------------------------------------
Total revenue                                        334,272        327,755        664,217        643,883

EXPENSES
Property operations                                  117,627         84,335        179,889        142,596
Depreciation                                                         76,742                       153,484
General and administrative                           134,211         61,358        234,791        137,157
Interest                                              58,125         62,229        116,250        124,458
Management fees - Affiliate                           16,288         16,304         32,788         31,191
                                                  -------------------------------------------------------
Total expenses                                       326,251        300,968        563,718        589,886
                                                  -------------------------------------------------------
Net income                                        $    8,021     $   26,787     $  100,499     $   53,997
                                                  =======================================================
Net income allocated to general partners          $      802     $    2,679     $   10,050     $    5,400
                                                  =======================================================
Net income allocated to limited partners          $    7,219     $   24,108     $   90,449     $   48,597
                                                  =======================================================
Net income allocated to limited partners per
   limited partnership unit outstanding           $     0.63     $     2.09     $     7.85     $     4.22
                                                  =======================================================
Limited partnership units outstanding                 11,529         11,529         11,529         11,529
                                                  =======================================================


                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                         Statement of Partners' Capital

                         Six months ended June 30, 1998
                                   (Unaudited)



                                            PARTNERS' CAPITAL ACCOUNTS
                                   --------------------------------------------
                                    GENERAL         LIMITED
                                    PARTNERS        PARTNERS           TOTAL
                                   --------------------------------------------
Balance at January 1, 1998         $ 2,670        $2,484,648         $2,487,318
Distributions (A)                       --          (143,717)          (143,717)
Net income                          10,050            90,449            100,499
                                   --------------------------------------------
Balance at June 30, 1998           $12,720        $2,431,380         $2,444,100
                                   ============================================

(A) Summary of 1998 quarterly cash distributions paid per limited partnership unit:

First quarter                                                 $6.30
Second quarter                                                $6.17

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)



                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30
                                                                              1998            1997
                                                                           --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $  100,499      $   53,997
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                                  --         153,484
     Amortization of deferred financing fees                                       --           8,208
     Net changes in operating assets and liabilities:
       Decrease (increase) in real estate taxes and other escrows
                                                                                1,456         (10,055)
       Decrease in other assets                                                12,064           8,061
       Increase (decrease) in accounts payable and accrued expenses
                                                                               15,832          (2,824)
       Increase (decrease) in tenants' security deposits                          445             (21)
                                                                           --------------------------
Net cash flows provided by operating activities                               130,296         210,850

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                             --          (9,163)
                                                                           --------------------------
Cash flows used in investing activities                                            --          (9,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                                (143,717)       (222,683)
                                                                           --------------------------
Cash flows used in financing activities                                      (143,717)       (222,683)
                                                                           --------------------------
Net decrease in cash and cash equivalents                                     (13,421)        (20,996)
Cash and cash equivalents, beginning of period                                 70,099         142,419
                                                                           --------------------------
Cash and cash equivalents, end of period                                   $   56,678      $  121,423
                                                                           ==========================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $  116,250      $  116,250
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

2.  MORTGAGE LOAN PAYABLE

The Partnership has a nonrecourse first mortgage loan payable of $3,000,000 to an unaffiliated insurance company, which is collateralized by the Partnership's real estate. The loan is payable in monthly installments of interest only at a rate of 7.75% per annum. Principal and unpaid interest were originally due on November 1, 1997. The debt was first extended to February 1, 1998, then to June 1, 1998, and most recently to December 1, 1998. All of the extensions were provided by the lender without cost to the Partnership. Principal prepayments are permitted, provided that: (a) the Partnership pays a prepayment penalty of 3% of the outstanding principal amount; (b) notice of prepayment be given to the lender 90 days prior to remittance; and (c) prepayments be in multiples of $10,000. The Partnership, in the normal course of business, expects to obtain an extension on the mortgage loan or to refinance the mortgage loan with another lender or repay the obligations from proceeds from sale of the property owned by the Partnership (the "Property"). There can be no assurance that any refinancing or sale transaction will be consummated by the Partnership. In the event that a refinancing or sale is not consummated, the mortgage lender could exercise its remedies which include the realization upon its security interest in the Property in which case the Partnership would sustain a loss. No provision for any gain or loss that may result from the outcome of this uncertainty has been reflected in the accompanying financial statements.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)
                                   (Unaudited)



3.  LITIGATION

In February 1998, a lawsuit was filed against the Partnership and affiliated entities by a prospective buyer of a certain properties owned by the Partnership and affiliated entities. The buyer sought specific performance by virtue of the transfer of properties under the provisions of terminated sales negotiations. The lawsuit was dismissed pursuant to a settlement agreement which provided for a payment of $500,000 to the prospective buyer of the properties.

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

Liquidity and Capital Resources

         At June 30, 1998, the Partnership had cash and cash equivalents of $56,678 compared to $70,099 at December 31, 1997. The decrease in cash and cash equivalents during the six months ended June 30, 1998 is the result of increased expenditures that would normally be classified as additions to investment in real estate, as further discussed below, and the incurrence of property disposition and litigation costs also further discussed below offset by improved property operations. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of June 30, 1998 and December 31, 1997) which the General Partners believe is adequate to satisfy cash requirement needs. Management has budgeted the following major repairs or improvements to the property to be completed during 1998: leveling a building which has settled over time, glass patio door replacements, new playground equipment, garage additions, and continued carpet and appliance replacement as needed due to obsolescence.

         The General Partners believe that because the Partnership currently has mortgage in debtedness of only $3,000,000 after substantial renovation of the Property, the Property could be refinanced or secondary financing could be obtained if necessary to provide additional funds. The current mortgage indebtedness matured on November 1, 1997. The due date of the outstanding principal was first extended to February 1, 1998, then to June 1, 1998, and most recently to December 1, 1998. All of the extensions were provided by the lender without cost to the Partnership. The loan bears interest at a rate of 7.75%. The General Partners are currently exploring refinancing alternatives and anticipate replacing the current loan prior to or by December 1, 1998. There can be no assurance that the terms of such loan will be on terms as favorable as those of the existing mortgage indebtedness.

         The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At June 30, 1998 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

Results of Operations

         The Property was 98% occupied as of June 30, 1998, 96% as of December 31, 1997, and 94% as of June 30, 1997. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 1998, as a result of stabilization in the market. The Partnership had total revenues of $664,217 for the six months ended June 30, 1998, compared to total revenues of $643,883 for the six months ended June 30, 1997. Revenues increased in 1998 from 1997 levels mainly due to a 2.4% increase in apartment rental rates and increased occupancy. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $563,718 for the six months ended June 30, 1998, compared to

$589,886 for the six months ended June 30, 1997. Total expenses decreased primarily due to decreased mortgage interest expense and the elimination of depreciation expense partially offset by increased property operations, general and administrative, and management fee expenses. Mortgage interest expense is lower in the current period because prepaid mortgage loan costs were fully amortized as of November 1997. As stated above, the current loan was extended by the lender without cost to the Partnership. In 1997 the Property was reclassified to "Assets Held for Sale" which results in the suspension of the recognition of depreciation expense pursuant to Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Property operation expenses are higher in 1998 as compared to 1997 primarily due to higher janitorial, grounds maintenance, and structural repair expenditures offset by reduced apartment painting and carpet replacement costs. Current period structural repair expenditures include approximately $55,000 that would normally be capitalized and identified as additions to investment in real estate, however due to the aforementioned Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Partnership is precluded from capitalizing such expenditures and must treat them as current period expenses. General and administrative expenses are higher in 1998 as compared to 1997 due to higher employee benefit costs, corporate suite overhead, inflationary adjusted real estate taxes, and a timing difference in the recognition of professional accounting and tax service expenses. General and administrative expenses are also higher during the current period because one-time, nonrecurring property disposition expenses and legal fees are being recognized as the result of the litigation and property disposition discussed below. Management fees increased due to increased revenue collections.

         For the six months ended June 30, 1998, the Partnership had net income of $100,499 compared to net income of $53,997 for the six months ended June 30, 1997, as the result of increased revenue and reduced expenses for the six months ended June 30, 1998 compared to the same period in 1997 as described above.

         Net cash flows provided by operating activities for the six months ended June 30, 1998 were $130,296 compared to net cash flows provided by operating activities of $210,850 for the six months ended June 30, 1997. The decrease in net cash flows provided by operating activities was attributable primarily to the suspension of the recognition of depreciation expense as discussed above offset by an increase in net income, a decrease in real estate taxes and other escrows, a decrease in other assets, and an increase in accounts payable and accrued expenses. The Partnership paid distributions of $143,717 during the six months ended June 30, 1998, as compared to $222,683 during the six months ended June 30, 1997. The decrease in distributions in 1998 as compared to the same period one year ago is due in part to the reconciliation of distributions paid in 1997 to distributable proceeds available during that period and the Partnership's recognition of litigation, disposition, and potential mortgage loan refinancing costs. The General Partners anticipate that the level of additional 1998 quarterly distributions to Limited Partners is dependant on overall Property performance, future litigation costs, and the terms and costs of the new mortgage loan.

         The Partnership's internal operations use a significant number of computer software programs and operating systems. To the extent that these software applications contain code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or possibly even replacement of such source code or applications will be necessary. The Partnership is in the process of identifying the software applications that are not "Year 2000" compliant. Given the information known at this time about the Partnership's ongoing efforts to upgrade and maintain critical business systems as necessary, it is currently not anticipated that the "Year 2000" issue or related costs will have a material adverse effect on the Partnership's business, financial condition, and results of operations. However, the Partnership is still analyzing its software applications and those utilized by key suppliers and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software and potential systems interruptions would not have a material adverse effect on the Partnership's business, financial condition, and results of operation.


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

                                     PART II

                       CHRISKEN GROWTH AND INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

ITEM 1.           LEGAL PROCEEDINGS.

         In October 1997, four affiliated limited partnerships, including the Partnership, executed a non-binding letter of intent pursuant to which they were exploring a possible sale of their properties to Vinings Investment Properties, L.P. ("Vinings"). The letter of intent was allowed to expire, although the confidentially provision remained in effect. On December 5, 1997, the Partnership and 15 other affiliated limited partnerships (collectively with the Partnership, the "ChrisKen Partnerships") executed a second, non-binding letter of intent (the "LOI") pursuant to which the ChrisKen Partnerships were exploring a possible sale of their properties to Vinings. A separate purchase price was proposed for each property, with the aggregate proposed purchase price to be $87,770,000, payable in a combination of cash and units of limited partnership interest to be issued by Vinings ("Vinings Units"), with the balance to paid through Vinings' assumption or repayment of all outstanding mortgage indebtedness and costs relating thereto. The Vinings Units were to be issued to electing limited partners in certain of the ChrisKen Partnerships who were accredited investors (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). The Vinings Units were convertible, upon satisfaction of certain conditions, into shares of common stock of the Vinings general partner, Vinings Investment Trust (the "Vinings REIT"). Shares of the Vinings REIT traded on the NASDAQ Small Cap market. The quarterly report on Form 10-Q filed by the Vinings REIT as of and for the quarter ended September 30, 1997 (the last available public filing), stated that there were 1,080,512 shares outstanding, with reported high and low bid and asked prices of $4.25 and $4.25.

         In the LOI, Vinings conditioned its proposed purchase of the Property on approval by the limited partners, of the sale, to Vinings, of properties owned by certain of the other ChrisKen Partnerships as well as completion of due diligence regarding operations and conditions of the properties, approval of the sale transaction by the Vinings REIT's board of directors, securing financing to complete the transaction and, if Vinings could not complete the transaction on or before February 23, 1998, approval by the Vinings REIT's shareholders, which could have extended the closing to August 1998 or later. Additionally, as Vinings owned only two properties, a condition of the transaction requested by the General Partners and required by the financing source last proposed by Vinings, was that ChrisKen Real Estate Management Company, Inc. (CREMCO) be merged into Vinings, either directly or through a merger with the existing property manager for Vinings, to ensure continuity and depth of property management on a going forward basis. Because the time frame for completion and certain of the other conditions imposed by Vinings were unattractive, the ChrisKen Partnerships requested additional protections, including the right to solicit other potential purchasers if Vinings were unable to close by June 30, 1998. After Vinings rejected those protections and declined to discuss the terms on which the merger would occur or meet with the ChrisKen Partnerships' lenders, all ChrisKen Partnerships ceased negotiations on or about January 25, 1998.

         On January 30, 1998, after being threatened with litigation over the proposed sale of the properties, the ChrisKen Partnerships filed an action (Springdale Associates, Ltd. et. al. v. Vinings Investment Properties, L.P., Case No. 98 CH 1193, pending in the Circuit Court of Cook County) seeking a declaratory judgment that there was no binding or enforceable contract with the Vinings. Vinings counterclaimed, alleging, inter alia, that there was an enforceable contract.

         On February 3, 1998, Vinings filed a complaint (Vinings Investment Properties, L.P. v. Kennedy et. al., Case No. 98 CH 1421, pending in the Circuit Court of Cook County) seeking specific performance, and other relief, arising out of a claim by Vinings that it allegedly entered into an enforceable and binding contract to purchase the properties owned by the ChrisKen Partnerships. The ChrisKen Partnerships denied that there was any binding and enforceable contract with Vinings, and denied that Vinings had any right to purchase the real estate and property of any of the ChrisKen Partnerships. A motion to dismiss the Complaint had been filed on behalf of the ChrisKen Partnerships, the General Partners and CREMCO.

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

         All of the litigation was dismissed with prejudice pursuant to a Settlement Agreement and Mutual Release which provided in relevant part: (1) the dismissal with prejudice and without cost to each of the three cases described above; (2) mutual releases of any and all claims relating to the matters, transactions, act or events identified in or related to the three cases; and (3) payment to Vinings of Five Hundred Thousand and 00/100 Dollars ($500,000.00) in exchange for the delivery by Vinings to the ChrisKen Partnerships of all due diligence materials obtained by Vinings in connection with the proposed acquisition of the properties owned by the ChrisKen Partnerships, including but not limited to: environmental audits; engineering reports, appraisals, marketing and demographic studies; comparative rental properties; on-site inspections; personalty schedules; financial analyses; title reports and documentation evidencing exceptions; licenses and certificates; state and local tax analyses; deferred maintenance cost estimates and reserves; property specific plans and specifications; forecasts and projections; lists of limited partners' names and addresses; together with such other and additional due diligence material provided by in-house and third party vendors.

         Items 2 through 5 are omitted because of the absence of conditions under which they are required.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.
                  (a) EX 27  Financial Data Schedule



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


                        ChrisKen Growth & Income L.P. II
                                  (Registrant)


                                  By: ChrisKen Income Properties
                                      Inc., II Managing General
                                      Partner


Date: August 11, 1998             By: /s/ John F. Kennedy
                                      --------------------------------------
                                      John F. Kennedy
                                      Director and President