Form 10QSB
period 1998-09-30
CHRISKEN GROWTH & INCOME LP II
filed 1998-11-13
CIK 850625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                      QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


[ ]                      TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ----------------------  -------------------------


Commission File Number  0-20129
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

                        CHRISKEN GROWTH & INCOME L.P. II

                                      INDEX


PART I                Financial Information                              PAGE
                                                                         ----
         Item 1.      Financial Statements (Unaudited)

                      Balance Sheet at September 30, 1998                2

                      Statements of Operations for the
                      Three and Nine Months Ended
                      September 30, 1998 and 1997                        3

                      Statement of Partners' Capital for
                      the Nine Months Ended September 30, 1998           4

                      Statements of Cash Flows for
                      the Nine Months Ended
                      September 30, 1998 and 1997                        5

                      Notes to Financial Statements                      6

         Item 2.      Management's Discussion and Analysis
                      or Plan of Operation                               8


PART II.              Other Information

         Item 1.      Legal Proceedings                                  11

         Item 2.      Changes in Securities                              11

         Item 3.      Defaults Upon Senior Securities                    11

         Item 4.      Submissions of Matters to a Vote of
                      Security Holders                                   11

         Item 5.      Other Information                                  11

         Item 6.      Exhibits and Reports on Form 8-K                   11


SIGNATURE                                                                12


                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                                  Balance Sheet

                               September 30, 1998
                                   (Unaudited)



ASSETS
Cash and cash equivalents                                          $   52,796
Restricted cash                                                        57,645
Real estate taxes and other escrows                                    82,124
Other                                                                   1,373
                                                                   ----------
                                                                      193,938

Assets held for sale                                                5,494,570
                                                                   ----------
Total assets                                                       $5,688,508
                                                                   ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                   $   47,378
Accrued real estate taxes                                             132,566
Tenants' security deposits                                             20,488
Mortgage loan payable                                               3,000,000
                                                                   ----------
Total liabilities                                                   3,200,432

Partners' capital, 11,529 limited partnership
  units issued and outstanding
                                                                    2,488,076
                                                                   ----------
Total liabilities and partners' capital                            $5,688,508
                                                                   ==========



See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Operations
                                   (Unaudited)



                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30               SEPTEMBER 30
                                                   1998        1997          1998        1997
                                               -------------------------------------------------
REVENUE
Rental                                         $  317,882   $  301,461   $  939,836   $  902,863
Interest                                            1,095        1,928        3,926        4,441
Other                                              19,956       21,859       59,388       61,827
                                               -------------------------------------------------
Total revenue                                     338,933      325,248    1,003,150      969,131

EXPENSES
Property operations                                79,433       90,147      259,322      232,743
Depreciation                                         --         76,742         --        230,226
General and administrative                         68,812       66,193      303,603      203,350
Interest                                           58,125       62,229      174,375      186,687
Management fees - Affiliate                        16,727       16,316       49,515       48,507
                                               -------------------------------------------------
Total expenses                                    223,097      311,627      786,815      901,513
                                               -------------------------------------------------
Net income                                     $  115,836   $   13,621   $  216,335   $   67,618
                                               =================================================
Net income allocated to general partners
                                               $   11,584   $    1,362   $   21,634   $    6,762
                                               =================================================
Net income allocated to limited partners       $  104,252   $   12,259   $  194,701   $   60,856
                                               =================================================

Net income allocated to limited partners per
   limited partnership unit outstanding
                                               $     9.04   $     1.06   $    16.89   $     5.28
                                               =================================================
Limited partnership units outstanding              11,529       11,529       11,529       11,529
                                               =================================================

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                         Statement of Partners' Capital

                      Nine months ended September 30, 1998
                                   (Unaudited)


                                        PARTNERS' CAPITAL ACCOUNTS
                                -----------------------------------------
                                   GENERAL      LIMITED
                                  PARTNERS      PARTNERS         TOTAL
                                -----------------------------------------
Balance at January 1, 1998      $     2,670   $ 2,484,648    $ 2,487,318
Distributions (A)                      --        (215,577)      (215,577)
Net income                           21,634       194,701        216,335
                                ----------------------------------------
Balance at September 30, 1998   $    24,304   $ 2,463,772    $ 2,488,076
                                ========================================


(A) Summary of 1998 quarterly cash distributions paid per limited partnership unit:

First quarter          $6.30
Second quarter         $6.17
Third quarter          $6.23




See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)



                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                       1998          1997
                                                                    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $ 216,335    $  67,618
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
     Depreciation                                                        --        230,226
     Amortization of deferred financing fees                             --         12,312
     Net changes in operating assets and liabilities:
       Increase in real estate taxes and other escrows                (32,139)     (40,460)
       Decrease in other assets                                        11,018        4,138
       Increase in accounts payable and accrued expenses                2,430       31,364
       Increase (decrease) in tenants' security deposits                  630       (1,744)
                                                                    ----------------------
Net cash flows provided by operating activities                       198,274      303,454

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                   --        (14,776)
                                                                    ----------------------
Cash flows used in investing activities                                  --        (14,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                        (215,577)    (337,660)
                                                                    ----------------------
Cash flows used in financing activities                              (215,577)    (337,660)
                                                                    ----------------------
Net decrease in cash and cash equivalents                             (17,303)     (48,982)
Cash and cash equivalents, beginning of period                         70,099      142,419
                                                                    ----------------------
Cash and cash equivalents, end of period                            $  52,796    $  93,437
                                                                    ======================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                         $ 174,375    $ 174,375
                                                                    =========    =========



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

2.  MORTGAGE LOAN PAYABLE

The Partnership has a nonrecourse first mortgage loan payable of $3,000,000 to an unaffiliated insurance company, which is collateralized by the Partnership's real estate. The loan is payable in monthly installments of interest only at a rate of 7.75% per annum. Principal and unpaid interest were originally due on November 1, 1997. The due date of the outstanding principal has been extended, as the result of several extensions, to June 1, 1999. All of the extensions were provided by the lender without cost to the Partnership. Principal prepayments are permitted, provided that: (a) the Partnership pays a prepayment penalty of 3% of the outstanding principal amount; (b) notice of prepayment be given to the lender 90 days prior to remittance; and (c) prepayments be in multiples of $10,000. The Partnership, in the normal course of business, expects to obtain an extension on the mortgage loan or to refinance the mortgage loan with another lender or repay the obligations from proceeds from sale of the property owned by the Partnership (the "Property"). There can be no assurance that any refinancing or sale transaction will be consummated by the Partnership. In the event that a refinancing or sale is not consummated, the mortgage lender could exercise its remedies which include the realization upon its security interest in the Property in which case the Partnership would sustain a loss. No provision for any gain or loss that may result from the outcome of this uncertainty has been reflected in the accompanying financial statements.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)
                                   (Unaudited)



3.  LITIGATION

In February 1998, a lawsuit was filed against the Partnership and affiliated entities by a prospective buyer of a certain properties owned by the Partnership and affiliated entities. The buyer sought specific performance by virtue of the transfer of properties under the provisions of a terminated sales contract. The lawsuit was dismissed pursuant to a settlement agreement which provided for a payment of $500,000 to the prospective buyer of the properties.

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

Liquidity and Capital Resources

         At September 30, 1998, the Partnership had cash and cash equivalents of $52,796 compared to $70,099 at December 31, 1997. The decrease in cash and cash equivalents during the nine months ended September 30, 1998 is the result of property disposition and litigation costs, as discussed further below, offset by improved property operations. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of September 30, 1998 and December 31, 1997) which the General Partners believe is adequate to satisfy cash requirement needs. Management has budgeted the following major repairs or improvements to the property to be completed during 1998: leveling a building which has settled over time, glass patio door replacements, new playground equipment, garage additions, and continued carpet and appliance replacement as needed due to obsolescence.

         The General Partners believe that because the Partnership currently has mortgage indebtedness of only $3,000,000 after substantial renovation of the Property, the Property could be refinanced or secondary financing could be obtained if necessary to provide additional funds. The current mortgage indebtedness matured on November 1, 1997. The due date of the outstanding principal has been extended, as the result of several extensions, to June 1, 1999. All of the extensions were provided by the lender without cost to the Partnership. The loan bears interest at a rate of 7.75%.

         The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At September 30, 1998 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

Results of Operations

         The Property was 100% occupied as of September 30, 1998, 96% as of December 31, 1997, and 97% as of September 30, 1997. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 1998 and the near term of 1999, as a result of stabilization in the market. The Partnership had total revenues of $1,003,150 for the nine months ended September 30, 1998, compared to total revenues of $969,131 for the nine months ended September 30, 1997. Revenues increased in 1998 from 1997 levels mainly due to a 2.4% increase in apartment rental rates and increased occupancy. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $786,815 for the nine months ended September 30, 1998, compared to $901,513 for the nine months ended September 30, 1997. Total expenses decreased primarily due to decreased mortgage interest expense and the elimination of depreciation expense partially offset by increased property operations, general and administrative, and management fee expenses. Mortgage interest expense is lower in the current period because prepaid mortgage loan costs were fully amortized as of November 1997. As stated above, the current loan was extended by the lender without cost to the Partnership. In 1997 the Property was reclassified to "Assets Held for Sale" which results in the suspension of the recognition of depreciation expense pursuant to Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Property operation expenses are higher in 1998 as compared to 1997 primarily due to higher janitorial, grounds maintenance, and structural repair expenditures offset by reduced apartment painting and carpet replacement costs. Current period structural repair expenditures include approximately $67,000 that would normally be capitalized and identified as additions to investment in real estate, however due to the aforementioned Statement of Financial Accounting Standards No. 121 "Impairment of Long- Lived Assets and Long-Lived Assets to be Disposed of", the Partnership is precluded from capitalizing such expenditures and must treat them as current period expenses. General and administrative expenses are higher in 1998 as compared to 1997 due to higher employee benefit costs, corporate suite overhead, inflationary adjusted real estate taxes, and a timing difference in the recognition of professional accounting and tax service expenses. General and administrative expenses are also higher during the current period due to one time non-recurring legal and other fees and expenses incurred in connection with the possible sale of the Property that was not completed. The litigation was settled in June 1998. The Partnership continues to classify the Property as being held for sale, but is not presently in negotiations with any prospective buyer. Management fees increased due to increased revenue collections.

         For the nine months ended September 30, 1998, the Partnership had net income of $216,335 compared to net income of $67,618 for the nine months ended September 30, 1997, as the result of increased revenue and reduced expenses for the nine months ended September 30, 1998 compared to the same period in 1997 as described above.

         Net cash flows provided by operating activities for the nine months ended September 30, 1998 were $198,274 compared to net cash flows provided by operating activities of $303,454 for the nine months ended September 30, 1997. The decrease in net cash flows provided by operating activities was attributable primarily to increased expenditures that would normally be classified as additions to investment in real estate, an increase in real estate taxes and other escrows, a decrease in other assets, and an increase in accounts payable and accrued expenses. The Partnership paid distributions of $215,577 during the nine months ended September 30, 1998, as compared to $337,660 during the nine months ended September 30, 1997. The decrease in distributions in 1998 as compared to the same period one year ago is due in part to the reconciliation of distributions paid in 1997 to distributable proceeds available during that period and the Partnership's recognition of litigation, disposition, and potential mortgage loan refinancing costs. The General Partners anticipate that the level of additional future quarterly distributions to Limited Partners is dependant on overall Property performance and the terms and costs of a new mortgage loan.

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

         (b) No Current Reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      ChrisKen Growth & Income L.P. II
                                      --------------------------------------
                                                (Registrant)


                                        By:      ChrisKen Income Properties
                                                 Inc., II Managing General
                                                 Partner


Date: November 11, 1998                          By: /s/John F. Kennedy
                                                    ------------------------
                                                 John F. Kennedy
                                                 Director and President