Form 10KSB40
period 1998-12-31
CHRISKEN GROWTH & INCOME LP II
filed 1999-03-30
CIK 850625

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
        For the Transition period from _______________ to _______________

                         Commission file number 0-20129
 ------------------------------------------------------------------------------

                        CHRISKEN GROWTH & INCOME L.P. II
 ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


             Delaware                                        36-3644609
------------------------------------              ------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


345 North Canal Street, Chicago, Illinois                       60606
-----------------------------------------         ------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number                                  (312) 454-1626
                                                  ------------------------------

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
                                YES  X   NO
                                   ----    ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1998 were $1,268,009. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $5,764,500 (based on the price at which Units were offered to the public) at December 31, 1998 and March 15, 1999. The aggregate sales price does not reflect market value, it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Prospectus of the Registrant dated September 8, 1989, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-28893, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS
                                -----------------
                                                                           PAGE
                                                                           ----
                                     PART I

Item 1.  Description of Business............................................. 1
Item 2.  Description of Properties........................................... 2
Item 3.  Legal Proceedings................................................... 4
Item 4.  Submission of Matters to a Vote of Security Holders................. 4

                                    PART II

Item 5.  Market for Registrant's Limited Partnership Interests and Related
         Security Holder  Matters............................................ 5
Item 6.  Management's Discussion and Analysis or Plan of Operation........... 5
Item 7.  Financial Statements................................................ 8
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 8

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act .................. 9
Item 10. Executive Compensation ............................................. 9
Item 11. Security Ownership of Certain Beneficial Owners and
         Management..........................................................10
Item 12. Certain Relationships and Related Transactions......................10
Item 13. Exhibits and Reports on Form 8-K....................................12

SIGNATURES.................................................................. 13
INDEX TO FINANCIAL STATEMENTS...............................................F-1








                                                (i)

                                  PART I
                                  ------

Item 1.                    DESCRIPTION OF BUSINESS.


         ChrisKen Growth & Income L.P. II (the "Partnership") is a Delaware limited partnership formed in 1989 for the purpose of acquiring, operating, holding for investment and disposing of one or more existing income-producing apartment complexes and/or commercial properties located primarily in the Midwestern United States. The general partners of the Partnership are ChrisKen Income Properties, Inc. II (the "Managing General Partner") and ChrisKen Limited Partnership II (the "Associate General Partner") (collectively, the "General Partners"). The Managing General Partner is an Illinois corporation, the shares of which are owned or controlled by Mr. John F. Kennedy and Mr. John S. Marten. Mr. Marten is the President and a Director of ChrisKen Real Estate Management Company, Inc. which manages the Property. The Associate General Partner is an Illinois limited partnership of which Mr. Kennedy and ChrisKen Equities, Inc., an Affiliate of the Partnership, are the general partners.

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

         The General Partners do not intend to reinvest the net proceeds from a sale of the Property in additional properties. The General Partners expected to begin an orderly liquidation of the Partnership's holdings after a period of operations of from five to eight years. To date, the Partnership has been operating for approximately nine years. In determining whether to sell or refinance, the Partnership would consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. During 1997 the Partnership began marketing the Property to potential buyers and planned to sell it during 1998. Pursuant to Statement of Financial Accounting Standards No. 121 "IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121) two significant accounting events took place: a) the Property was reclassified to "Assets Held for Sale", and b) in the fourth quarter of 1997 the recognition of depreciation expense was discontinued. After extensive negotiations with the intended buyer regarding the sale of the Property the transaction was terminated in early 1998. The aforementioned SFAS No. 121 sets forth strict guidelines regarding the classification of assets. Because the Partnership did not meet those guidelines, the Property has been reclassified to Assets Held for Investment and depreciation expense has been recognized effective June 1998. In connection with these negotiations, the Partnership incurred disposition costs of $29,288 which were expensed in 1997 and in 1998 the Partnership incurred disposition and litigation costs of $88,921 which were expensed in the current period. Pursuant to the Partnership Agreement, the Partnership will terminate December 31, 2028, unless terminated earlier at the sole discretion of the Managing General Partner.

         The Partnership has no employees. The General Partners believe that ChrisKen Real Estate Management Company, Inc., (" ChrisKen Management") the manager of the Property, has sufficient personnel and other required resources to discharge all of its responsibilities to the Partnership. The General Partners and their Affiliates are permitted to perform services for the Partnership. The business of the Partnership is not seasonal and the Partnership does no foreign or export business.

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

Item 2.                    DESCRIPTION OF PROPERTY.


         The Property is an apartment complex commonly known as Barrington Estates, located at 8717 Old Town West Drive, Indianapolis, Indiana and was built in 1968. The purchase price of the Property was approximately $3,775,000. In 1990, the Partnership undertook a substantial repair and improvement program (the "Renovations") with respect to the Property. Renovations were completed in 1993 with the complete renovation of apartment interiors, the addition of 17 carports, enhanced exterior lighting and the remodeling of both the exterior and interior of the clubhouse for a total cost of $3,353,906. The Property is situated on approximately 11 acres and is comprised of 144 units of which 112 units are townhouses located in 13 separate buildings, with 65 carports and 18 garages, an 1,800 square foot clubhouse and a swimming pool. All buildings are either two or three stories. No additional renovations were completed in 1998 and none are presently scheduled for 1999.

         At December 31, 1998, 138 of the Property's units were occupied while 6 units were vacant (96% occupancy). The chart below details the occupancy status and rent structure of the Property's units as of December 31, 1998. All tenant leases are for periods of six months to one year and no tenants lease more than one unit. See table on following page.


APARTMENT TYPE                                                     APPROXIMATE    AVERAGE
---------------         NUMBER OF      OCCUPIED     RENT PER      APARTMENT    RENT/SQ. FT.
# BED     #BATHS        APARTMENTS      12/31/98      MONTH          SIZE           /MO.
-----     ------        ----------      --------    ----------    -----------   ------------
1        1-1/2TH             6              6          $685           855 SF          $.80
1        1                  18             18        $565-575         628 SF       $.90-.92
2        1                  14             14        $650-660         907 SF       $.72-.73
2        2-1/2TH            24             21          $800         1,153 SF          $.69
2        1-1/2TH            36             36          $760         1,069 SF          $.71
3        2    TH             6              6          $915         1,295 SF          $.71
3        2-1/2TH            40             37          $985         1,456 SF          $.68

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

ANALYSIS. The General Partners believe that the following information reflects the current market conditions for apartment complexes which may compete with the
Property:


                                Competitive Projects

                                            RENT PER   APPROXIMATE APT.        RENT/SQ.
PROJECT              APARTMENT TYPE         MONTH       SIZE IN SQ. FT.        FT./MO.
---------            ---------------      ---------    ---------------      ---------------
Willow Lake          1 Bdrm 1 Bath            $835           1,121               $.74
                     2 Bdrm 2 Bath          $1,065           1,450               $.73

The Springs          1 Bdrm 1 Bath            $695             550              $1.26
                     2 Bdrm 2 Bath            $960           1,150               $.83
                     2 Bdrm 2 Bath          $1,175           1,200               $.98

Avalon of Willow     1 Bdrm 1 Bath            $615             750               $.82
Lake                 1 Bdrm 1 Bath            $625             875               $.71
                     2 Bdrm 1 1/2Bath         $685             930               $.74
                     2 Bdrm 2 Bath            $725           1,078               $.67
                     3 Bdrm 2 Bath            $850           1,258               $.68

Item 3.  LEGAL PROCEEDINGS.

         The Partnership is not a party to any litigation that would have a material adverse impact upon its business or operations.

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

         The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain "publicly traded partnerships". If the Partnership were to be classified as a "publicly traded partnership", income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unre lated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership".

         At December 31, 1998 and 1997, 11,529 Units were outstanding. Cash distributions paid to Unit holders for 1998 and 1997 totaled $288,225 and $453,895, respectively.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES.

         In October 1992, the Partnership refinanced its original acquisition loan with a new mortgage loan (the "Loan") from Monumental Life Insurance Company, successor by merger to Peoples Security Life Insurance Company, a North Carolina corporation (the "Lender"), in the principal sum of $3,000,000. The Loan is payable in monthly payments of interest only with the outstanding principal originally due on November 1, 1997. The due date of the outstanding principal was extended, as the result of several extensions, to June 1, 1999. All extensions were provided by the Lender without cost to the Partnership. The Loan bears interest at a rate of 7.75%. Principal prepayments of the Loan are permitted beginning November 1, 1994 provided that: (i) the Partnership pay a prepayment penalty of 3% of the outstanding principal amount; (ii) notice of prepayment is given to the Lender 90 days prior to remittance; and (iii) prepayments are in multiples of $10,000. No prepayments of principal have been made and the principal amount of the Loan outstanding remains at $3,000,000. The General Partners are currently exploring refinancing alternatives and anticipate replacing the current Loan with equally favorable terms.

         At December 31, 1998, the Partnership had cash and cash equivalents of $111,170 compared to $70,099 at December 31, 1997. The increase in cash and cash equivalents is primarily the result of several factors, including: a decrease in real estate tax escrows and other assets, a decrease in distributions to partners, offset by a decrease in net income before depreciation and amortization of deferred financing fees, a decrease in accounts payable and accrued expenses, and additions to investment in real estate. The Partnership has established working capital reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 at December 31, 1998) which the General Partners believe is adequate to satisfy cash requirements. The Managing General Partner will periodically review the level of working capital reserves being maintained by the Partnership and will make adjustments as and if deemed necessary and in the best interest of the Partnership. In connection therewith, the Managing General Partner may, in its sole discretion, determine from time to time to distribute amounts set aside for working capital reserves to Limited Partners, but in no event will the Managing General Partner reduce working capital reserves to less than 1% of the gross proceeds of the Offering by such distributions. To the extent the Partnership's working capital reserves are depleted to less than 1% as a result of the application of such reserves for working capital purposes, the Managing General Partner anticipates that subsequent Operating Cash Flow will be utilized to replenish its working capital reserves to the level deemed necessary for continued operation of the Partnership prior to the distribution of Operating Cash Flow to the Partners. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership would be required to borrow additional funds to meet such costs. The General Partners believe that because the Partnership currently has mortgage indebtedness of only $3,000,000 after substantial renovation of the Property, the Property could be refinanced or secondary financing could be obtained if necessary to provide additional funds.

         The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At December 31, 1998 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

RESULTS OF OPERATIONS.

         COMPARISON OF 1998 TO 1997. The Property was 96% occupied as of December 31, 1998 and December 31, 1997. See the chart on page 3 detailing occupancy as of December 31, 1998. For the year ended December 31, 1998, the Partnership had rental revenues of $1,268,009 compared to $1,229,692 for the year ended December 31, 1997. Revenues increased in 1998 as a result of a 2.4% increase in rental rates and a 32% decrease in vacancy loss offset by a 34% reduction in corporate suite revenue. For the year ended December 31, 1998, the Partnership had incurred expenses, exclusive of interest expense, of $923,531, a 4% increase from expenses for the year ended December 31, 1997 of $887,924. Property operations increased 2% from $276,633 in 1997 to $282,413 in 1998, primarily as the result of increased janitorial services, water/sewer utilities, grounds maintenance, apartment appliance replacement, and structural repairs, offset by decreased carpet replacement and apartment painting costs. Real estate tax expense for the Property increased from $100,863 for 1997 to $105,425 for 1998 due to a 3.2% increase in tax rates. Repairs and maintenance expenses increased slightly from $22,171 in 1997 to $23,287 in 1998 due to reduced appliance, heating and ventilating, and swimming pool repairs offset by increased carpet cleaning costs. Advertising expenses remained unchanged in 1998 at $27,409 compared to $27,636 in 1997. Depreciation expense decreased from $217,433 in 1997 to $160,323 in 1998 because depreciation expense was recognized during the first three quarters of 1997, but only the latter seven months of 1998 because the property was reclassified as held for sale in 1997 and then reclassified as held for investment in June 1998 in accordance with SFAS No.
121. Had depreciation been continued while the Property was classified as an asset held for sale, depreciation expense would have been $112,959 higher in 1998 and $89,530 higher in 1997, with corresponding decreases in net income. General and administrative expenses increased 44% from $178,467 in 1997 to $257,148 in 1998 primarily due to increased administrative costs, audit and accounting fees, employer related payroll costs, and Property disposition, litigation, and settlement costs incurred by the Partnership related to the failed negotiations with a potential buyer of the Property partially offset by reduced corporate suite operating expenses. Management fee expense increased from $64,721 in 1997 to $67,526 in 1998 as the result of increased total revenue in 1998.

         Interest income for the year ended December 31, 1998 was $5,405 compared to $5,968 for the year ended December 31, 1997. Interest expense for the years ended December 31, 1998 and 1997 was $232,500 and $245,084, respectively. Interest expense is lower in 1998 because mortgage loan costs were fully amortized as of October 31, 1997. The General Partners anticipate interest expense to be $96,875 through June 1, 1999, when the current mortgage loan expires. The General Partners are currently exploring refinancing alternatives and anticipate replacing the current loan with equally favorable terms.

         The Partnership earned net income of $185,416 for the year ended December 31, 1998 as compared to net income of $165,665 for the year ended December 31, 1997. Net cash provided by operating activities in 1998 and 1997 was $359,820 and $397,689, respectively. For the years ended 1998 and 1997, the Partnership paid distributions to Limited Partners of $25.00 and $39.36 per unit, respectively, of which $12.37 and $29.84 per unit, respectively represents a return of capital on a federal income tax basis. The General Partners intend to continue making distributions to Limited Partners in 1999, at or about the same level as in 1998. The General Partners believe that during 1999 occupancy at the Property will remain at or above 95% as a result of stable economic conditions.

YEAR 2000 READINESS.

         Information provided within this note constitutes a year 2000 readiness disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act.

         The Year 2000 issue is the result of computer programs being written and microchips being programmed using two digits rather than four to define the applicable year. If not corrected, any program having time-sensitive software or equipment incorporating embedded microchips may recognize a date using "00" as the year 1900 rather than the year 2000 or may not recognize the year 2000 as a leap year. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be affected are accounts receivable, accounts payable, general ledger, cash management, computer hardware, telecommunications and property operating systems.

         The Partnership receives certain ancillary and management services from ChrisKen Management. The services provided include all of the Partnership's critical functions that utilize software that may have time-sensitive applications. ChrisKen Management is in the process of testing all mission critical software and it is anticipated that this testing will be completed by June 30, 1999. ChrisKen Management is in the process of obtaining documentation related to year 2000 readiness from its banking and other outside vendors and it is anticipated that this phase will be competed by June 30, 1999. In addition, ChrisKen Management has developed a methodology to determine that all property operating mission critical systems are year 2000 ready. The evaluation, testing and remediation activities related to property operating systems are expected to be completed by June 30, 1999. Costs relating to ChrisKen Management's systems are the responsibility of ChrisKen Management; therefore, the Partnership will incur no costs relating to these systems. Costs relating to property level systems and equipment will be charged to the Property.

         ChrisKen Management expects to complete a contingency plan by September 30, 1999. ChrisKen Management believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical administrative and accounting operations on a manual basis or easily convert to systems that are year 2000 ready. ChrisKen Management has targeted September 30, 1999, for the completion of contingency plans relating to property operating systems.

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

         Issued and outstanding shares of the Managing General Partner are owned by Mr. John F. Kennedy and Mr. John S. Marten. Mr. Marten is the President and a Director of ChrisKen Real Estate Management Company, Inc. which manages the Property. The sole officer of the Managing General
Partner is John F. Kennedy, who is President and Secretary. Mr. Kennedy is its sole director. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an Affiliate.

         The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 1999:


NAME                         AGE              POSITION
-----                       ----              --------
John F. Kennedy              48               Director, President and Secretary

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

         The following is a schedule of the compensation paid or to be paid by the Partnership to the General Partners or their Affiliates for the year ended December 31, 1998 and a description of the transactions giving rise to such compensation:


DESCRIPTION OF TRANSACTION
AND ENTITY RECEIVING                                           AMOUNT OF
COMPENSATION                                                 COMPENSATION
------------                                                ---------------
Reimbursement of property operating
  payroll costs to Affiliate of the
  General Partners                                             $110,744
Property Management Fee to Affiliate
  of the General Partners                                        67,526
                                                            ------------
         Total                                                 $178,270
                                                            ------------
                                                            ------------

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) To the best knowledge of the Partnership, as of December 31, 1998 and March 15, 1999, no person owned more than 5% of the Units.

         (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 1998 and March 15, 1999, 11,529 Units were beneficially owned by 590 Limited Partners. No Units were owned by any directors or executive officers of the General Partners. See Item 9., above.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         ChrisKen Management, an Affiliate of the General Partners, provides property management services for the Property. The property manager's duties and responsibilities include supervision of the day-to-day management of the operations of the Property, the rendition of long-range planning services and rendering such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Property. Any fees for management services will be in addition to the General Partners' distributive share of cash flow. ChrisKen Management earned $67,526 and $64,721, in 1998 and 1997, respectively for such management services. In addition, the Partnership reimbursed ChrisKen Management for payroll expenses for personnel directly related to property operations totaling $110,744 and $106,559 in 1998 and 1997, respectively.

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







                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK.)

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

(F-1)     Index to Financial Statements.

          Report of Independent Auditors                                F-2
          Financial Statements:

          Balance Sheet - December 31, 1998                             F-3
          Statements of Income for the Years Ended
            December 31, 1998 and 1997                                  F-4
          Statements of Partners' Capital (Deficit) for
            the Years Ended December 31, 1998 and 1997                  F-5
          Statements of Cash Flows for the Years Ended
            December 31, 1998 and 1997                                  F-6
          Notes to Financial Statements                                 F-7

(28)(1) Pages 10-15 of the Registrant's final Prospectus dated September 8, 1989 as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

(b)       Reports on Form 8-K.

         The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1998.

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

                                     CHRISKEN GROWTH & INCOME L.P. II

                                     By:  ChrisKen Income Properties, Inc. II,
                                          Managing General Partner

Date:    March 25, 1999              By:        /s/ John F. Kennedy
                                          -------------------------------------
                                              Director and President


         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 25, 1999                     By:      /s/ John F. Kennedy
                                                 -------------------------------
                                                 Director and President
                                                 of the Managing General
                                                 Partner

                        Financial Statements

                   Chrisken Growth & Income L.P. II
                  (A DELAWARE LIMITED PARTNERSHIP)

                YEARS ENDED DECEMBER 31, 1998 AND 1997
                 WITH REPORT OF INDEPENDENT AUDITORS

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                          Index to Financial Statements




Report of Independent Auditors............................................F-2

Financial Statements

Balance Sheet - December 31, 1998 ........................................F-3
Statements of Income for the Years Ended
   December 31, 1998 and 1997.............................................F-4
Statements of Partners' Capital (Deficit) for the Years
   Ended December 31, 1998 and 1997.......................................F-5
Statements of Cash Flows for the Years Ended
   December 31, 1998 and 1997.............................................F-6
Notes to Financial Statements.............................................F-7

                         Report of Independent Auditors

To the Partners
Chrisken Growth & Income L.P. II

We have audited the accompanying balance sheet of Chrisken Growth & Income L.P. II (a Delaware Limited Partnership) as of December 31, 1998, and the related statements of income, partners' capital (deficit), and cash flows for the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chrisken Growth & Income L.P. II at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                   /s/ Ernst & Young LLP

Chicago, Illinois
March 12, 1999

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                                  Balance Sheet

                                December 31, 1998

ASSETS
Cash and cash equivalents                                                                   $     111,170
Restricted cash                                                                                    57,645
Real estate taxes and other escrows                                                                38,031
Other                                                                                               2,343
                                                                                        -------------------
                                                                                                  209,189
Investment in real estate, at cost:
   Land                                                                                           598,548
   Building and improvements                                                                    4,844,517
   Equipment                                                                                       82,029
                                                                                        -------------------
                                                                                                5,525,094
   Accumulated depreciation                                                                      (160,323)
                                                                                        -------------------
                                                                                                5,364,771
                                                                                        -------------------
Total assets                                                                                   $5,573,960
                                                                                        -------------------
                                                                                        -------------------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                             $     57,453
Accrued real estate taxes                                                                         109,189
Tenants' security deposits                                                                         19,268
Due to affiliates                                                                                   3,541
Mortgage loan payable                                                                           3,000,000
                                                                                        -------------------
Total liabilities                                                                               3,189,451

Partners' capital, 11,529 limited partnership units issued and
   outstanding                                                                                  2,384,509

                                                                                        -------------------
Total liabilities and partners' capital                                                        $5,573,960
                                                                                        -------------------
                                                                                        -------------------

SEE ACCOMPANYING NOTES.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                              Statements of Income

                                                                              YEAR ENDED DECEMBER 31
                                                                              1998              1997
                                                                        ------------------------------------
REVENUE
Rental                                                                      $1,268,009         $1,229,692
Interest                                                                         5,405              5,968
Other                                                                           68,033             63,013
                                                                        ------------------------------------
Total revenue                                                                1,341,447          1,298,673

EXPENSES
Property operations                                                            282,413            276,633
Interest                                                                       232,500            245,084
Real estate taxes                                                              105,425            100,863
Repairs and maintenance                                                         23,287             22,171
Advertising                                                                     27,409             27,636
Depreciation                                                                   160,323            217,433
General and administrative                                                     257,148            178,467
Management fees - Affiliate                                                     67,526             64,721
                                                                        ------------------------------------
                                                                             1,156,031          1,133,008
                                                                        ------------------------------------
Net income                                                                  $  185,416         $  165,665
                                                                        ------------------------------------
                                                                        ------------------------------------

Net income allocated to general partners                                    $   18,542         $   16,567
                                                                        ------------------------------------
                                                                        ------------------------------------
Net income allocated to limited partners                                    $  166,874         $  149,098
                                                                        ------------------------------------
                                                                        ------------------------------------

Net income allocated to limited partners per weighted-average limited
   partnership units outstanding                                            $    14.47         $    12.93
                                                                        ------------------------------------
                                                                        ------------------------------------
Weighted-average limited partnership units outstanding                          11,529             11,529
                                                                        ------------------------------------
                                                                        ------------------------------------

SEE ACCOMPANYING NOTES.

                       Chrisken Growth and Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Statements of Partners' Capital (Deficit)

                     Years ended December 31, 1998 and 1997

                                                         PARTNERS' CAPITAL (DEFICIT) ACCOUNTS
                                            ---------------------------------------------------------------
                                                  GENERAL              LIMITED
                                                  PARTNERS             PARTNERS               TOTAL
                                            ---------------------------------------------------------------
Balance at January 1, 1997                       $ (13,897)            $2,789,445           $2,775,548
Distributions (A)                                        -               (453,895)            (453,895)
Net income                                          16,567                149,098              165,665
                                            ---------------------------------------------------------------
Balance at December 31, 1997                    $    2,670             $2,484,648           $2,487,318
Distributions (A)                                        -               (288,225)            (288,225)
Net income                                          18,542                166,874              185,416
                                            ---------------------------------------------------------------
Balance at December 31, 1998                     $  21,212             $2,363,297           $2,384,509
                                            ---------------------------------------------------------------
                                            ---------------------------------------------------------------

Note (A): Summary of quarterly cash distributions paid per limited partnership unit:

                                                                             1998              1997
                                                                       ------------------------------------
                First quarter                                                $6.30          $  9.86
                Second quarter                                                6.16             9.97
                Third quarter                                                 6.24            10.08
                Fourth quarter                                                6.30             9.45

SEE ACCOMPANYING NOTES.
                                                                          F-5

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                            Statements of Cash Flows

                                                                               YEAR ENDED DECEMBER 31
                                                                               1998            1997
                                                                          ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $185,416       $165,665
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
     Depreciation                                                                 160,323        217,433
     Amortization of deferred financing fees                                            -         12,584
     Net changes in operating assets and liabilities:
       (Increase) decrease in real estate taxes and other escrows                  11,954        (20,111)
       (Increase) decrease in other assets                                         10,048         (3,566)
       Increase (decrease) in accounts payable and accrued expenses               (10,872)        27,518
       Decrease in tenants' security deposits                                        (590)        (1,834)
       Increase in due to affiliates                                                3,541              -
                                                                          ---------------------------------
Net cash flows provided by operating activities                                   359,820        397,689

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                            (30,524)       (16,114)
                                                                          ---------------------------------
Cash flows used in investing activities                                           (30,524)       (16,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                                    (288,225)      (453,895)
                                                                          ---------------------------------
Net cash flows used in financing activities                                      (288,225)      (453,895)
                                                                          ---------------------------------
Net increase (decrease) in cash and cash equivalents                               41,071        (72,320)
Cash and cash equivalents, beginning of year                                       70,099        142,419
                                                                          ---------------------------------
                                                                          ---------------------------------
Cash and cash equivalents, end of year                                           $111,170      $  70,099
                                                                          ---------------------------------
                                                                          ---------------------------------

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                        $232,500       $232,500
                                                                          ---------------------------------
                                                                          ---------------------------------

SEE ACCOMPANYING NOTES.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                          Notes to Financial Statements

                     Years ended December 31, 1998 and 1997

1.  NATURE OF BUSINESS

ORGANIZATIONAL DATA

Chrisken Growth & Income L.P. II (the Partnership) is a Delaware Limited Partnership, organized on May 9, 1989, with Chrisken Income Properties, Inc. II (Managing General Partner) and Chrisken Limited Partnership II as the General Partners. Pursuant to a public offering (the Offering), the Partnership sold 11,529 limited partnership units at $500 for each unit. The proceeds of the Offering were used to acquire Barrington Estates (the Property), a 144-unit residential rental complex.

SEGMENT OF BUSINESS

In 1998, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of an Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports. SFAS No. 131 also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position of the Partnership.

The Partnership has one reportable segment which is the ownership and operation of a residential apartment community located in Indianapolis, Indiana, which provides 100% of the Partnership's revenue. Leases are generally for one year or less and no single tenant is significant to the Partnership's business.

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

INVESTMENT IN REAL ESTATE AND ASSETS HELD FOR SALE

During 1997, the Partnership began marketing the Property to potential buyers and planned to sell it during 1998. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Partnership reclassified the investment in real estate with a net book value of $5,494,570 to assets held for sale during 1997 and discontinued recognition of depreciation expense. The estimated fair value less cost to sell the Property exceeded the Partnership's carrying value.

In February 1998, a lawsuit was filed against the Partnership by a prospective buyer of the Property. The lawsuit was settled as of June 1, 1998, and the Partnership has ceased marketing the property and has no present plans to dispose of the Property. Accordingly, as of June 1, 1998, the Property is no longer considered an asset held for sale and the net book value of $5,494,570 has been reclassified as an investment in real estate.

Prior to the decision to hold the Property for sale, depreciation of property and improvements was computed using the straight-line method over the estimated useful lives of the assets. Residential property was depreciated over 27.5 years and equipment was depreciated over seven years. As of June 1, 1998, depreciation is based on the net book value of the property and is computed by the straight-line method over the remaining 20 year life of the residential property and average remaining 3.5 year life for equipment.

RENTAL REVENUE

The Partnership recognizes rental revenues as they are due in accordance with the terms of the respective tenant operating leases. This method of rental recognition approximates a straight-line basis due to the short-term nature (generally one year or less) of tenant leases.

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

3.  BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying financial statements are prepared in accordance with generally accepted accounting principles, which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally depreciation expense and prepaid rent. The net effect of these accounting differences is that net income recognized in the financial statements for 1998 and 1997 is approximately $39,491 greater and $55,828 greater, respectively, than the taxable income of the Partnership for the same periods. The aggregate cost of real estate for federal income tax purposes at December 31, 1998, is $7,632,100.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Notes to Financial Statements (continued)


4.  PARTNERSHIP AGREEMENT

The Limited Partners are entitled to receive 90% of, and the General Partners 10% of, any operating cash flow, as defined, provided, however, that the General Partners' 10% shall be subordinated in each year to receipt by the Limited Partners of a preferential, noncumulative, noncompounded return on their adjusted investment, as defined, equal to 9% per annum (the Annual Preferred Return). Distributions to partners in 1998 and 1997 were not sufficient to meet the Annual Preferred Return.

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

The Partnership maintains working capital reserves between 1% and 5% of the proceeds of the limited partnership units sold as provided in the Partnership Agreement. To the extent necessary and in accordance with the Partnership Agreement, the Managing General Partner, at its discretion, may adjust the level of working capital reserves to meet cash requirement needs of the Partnership. At December 31, 1998, cash restricted for working capital reserve purposes was $57,645.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Notes to Financial Statements (continued)


5.  RELATED PARTY TRANSACTIONS

The Partnership pays management fees to Chrisken Real Estate Management Company, Inc. (Chrisken), an affiliate of the General Partners, equal to 5% of property gross collections, as defined. Total management fees for 1998 and 1997 were $67,526 and $64,721, respectively. The agreement is subject to annual renewal. In addition, the Partnership reimbursed Chrisken for personnel costs directly attributable to property operations totaling $113,462 and $106,559 in 1998 and 1997, respectively. These costs are included in property operation expenses in the accompanying statements of income.

6.  MORTGAGE LOAN PAYABLE

The Partnership has a nonrecourse first mortgage loan payable of $3,000,000 to an unaffiliated insurance company, which is collateralized by the Partnership's real estate, a security agreement, and an assignment of rents. The loan is payable in monthly installments of interest only at a rate of 7.75% per annum, which approximates current market rates for similar instruments. Principal and unpaid interest were originally due on November 1, 1997. The debt was first extended to February 1, 1998, and then to June 1, 1998 and again to June 1, 1999. All extensions were provided by the lender without cost to the Partnership. Principal prepayments are permitted, provided that: (a) the Partnership pays a prepayment penalty of 3% of the outstanding principal amount; (b) notice of prepayment is given to the lender 90 days prior to remittance; and (c) prepayments are in multiples of $10,000. The Partnership, in the normal course of business, expects to obtain an extension on the mortgage loan or to refinance the mortgage loan with another lender. There can be no assurance that any refinancing will be consummated by the Partnership. In the event that a refinancing is not consummated, the mortgage lender could exercise its remedies which include the realization upon its security interest in the Property in which case the Partnership would sustain a loss. No provision for any gain or loss that may result from the outcome of this uncertainty has been reflected in the accompanying financial statements.

The Partnership incurred origination costs of $82,062 related to the mortgage loan, which were amortized over the original life of the loan. During 1997, the Partnership recorded amortization expense of $12,584.

7.  LITIGATION

In February 1998, a lawsuit was filed against the Partnership by a prospective buyer of the Property regarding termination of the contract to sell the Property. The lawsuit was settled as of June 1, 1998. Settlement costs and related legal fees charged to expense pertaining to this matter amounted to $88,921 in 1998 and $29,288 in 1997.