Form 10QSB
period 1999-03-31
CHRISKEN GROWTH & INCOME LP II
filed 1999-05-14
CIK 850625

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

[X]                      QUARTERLY REPORT UNDER SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999

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


Yes   X    No
    -----     -----

                         CHRISKEN GROWTH & INCOME L.P. II

                                      INDEX

PART I         FINANCIAL INFORMATION                             PAGE
     Item 1.   Financial Statements (UNAUDITED)

               Balance Sheet at March 31, 1999                   2

               Statements of Income for the
               Three Months Ended March 31,
               1999 and 1998                                     3

               Statement of Partners' Capital for
               the Three Months Ended
               March 31, 1999                                    4

               Statements of Cash Flows for
               the Three Months Ended
               March 31, 1999 and 1998                           5

               Notes to Financial Statements                     6

     Item 2.   Management's Discussion and Analysis
               or Plan of Operation                              7


PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                 10

     Item 2.   Changes in Securities and Use of Proceeds         10

     Item 3.   Defaults Upon Senior Securities                   10

     Item 4.   Submissions of Matters to a Vote of
               Security Holders                                  10

     Item 5.   Other Information                                 10

     Item 6.   Exhibits and Reports on Form 8-K                  10


SIGNATURE                                                        11

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                                  Balance Sheet

                                 March 31, 1999
                                   (UNAUDITED)

ASSETS
Cash and cash equivalents                                        $  123,782
Restricted cash                                                      57,645
Real estate taxes and other escrows                                  54,679
Other                                                                 6,956
                                                                 ----------
                                                                    243,062

Investment in real estate, at cost:
Land                                                                598,548
Buildings and improvements                                        4,844,862
Equipment                                                            92,681
                                                                 ----------
                                                                  5,779,153
Accumulated depreciation                                           (229,188)
                                                                 ----------
Total assets                                                     $5,549,965
                                                                 ----------
                                                                 ----------


LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                 $   68,545
Accrued real estate taxes                                           136,019
Tenants' security deposits                                           19,478
Mortgage loan payable                                             3,000,000
                                                                 ----------
Total liabilities                                                 3,224,042

Partners' capital, 11,529 limited partnership
  units issued and outstanding
                                                                  2,325,923
                                                                 ----------
Total liabilities and partners' capital                          $5,549,965
                                                                 ----------
                                                                 ----------

SEE ACCOMPANYING NOTES.

                         Chrisken Growth & Income L.P. II
                         (A DELAWARE LIMITED PARTNERSHIP)

                               Statements of Income
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                            1999         1998
                                                          ---------------------
REVENUE
Rental                                                    $315,884     $308,329
Interest                                                     1,487        1,266
Other                                                       21,308       20,350
                                                          ---------------------
Total revenue                                              338,679      329,945

EXPENSES
Property operations                                         66,243       61,906
Depreciation                                                68,865            -
Interest                                                    58,125       58,125
General and administrative                                  85,581      100,580
Management fees - Affiliate                                 16,651       16,500
                                                          ---------------------
Total expenses                                             295,465      237,111
                                                          ---------------------
Net income                                                $ 43,214     $ 92,834
                                                          ---------------------
                                                          ---------------------
Net income allocated to general partners                  $  4,321     $  9,283
                                                          ---------------------
                                                          ---------------------
Net income allocated to limited partners                  $ 38,893     $ 83,551
                                                          ---------------------
                                                          ---------------------
Net income allocated to limited partners per
  limited partnership units outstanding                   $   3.37     $   7.25
                                                          ---------------------
                                                          ---------------------
Limited partnership units outstanding                       11,529       11,529
                                                          ---------------------
                                                          ---------------------

SEE ACCOMPANYING NOTES.

                         Chrisken Growth & Income L.P. II
                         (A DELAWARE LIMITED PARTNERSHIP)

                          Statement of Partners' Capital

                         Three months ended March 31, 1999
                                   (UNAUDITED)

                                        PARTNERS' CAPITAL ACCOUNTS
                                 ----------------------------------------
                                 GENERAL        LIMITED
                                 PARTNERS       PARTNERS         TOTAL
                                 ----------------------------------------
Balance at January 1, 1999        $21,212      $2,363,297      $2,384,509
Distributions (A)                       -        (101,800)       (101,800)
Net income                          4,321          38,893          43,214
                                 ----------------------------------------
Balance at March 31, 1999         $25,533      $2,300,390      $2,325,923
                                 ----------------------------------------
                                 ----------------------------------------

(A) Cash distributions paid per limited partnership unit were $8.83.

SEE ACCOMPANYING NOTES.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                            Statements of Cash Flows
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              1999           1998
                                                           ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  43,214       $ 92,834
Adjustments to reconcile net income to net cash flows
  provided by operating activities:
    Depreciation                                              68,865              -
    Net changes in operating assets and liabilities:
      Increase in real estate taxes and other escrows        (16,648)       (17,646)
      Increase in other assets                                (4,613)        (4,080)
      Increase in accounts payable and accrued expenses       37,922         26,819
      Increase in tenants' security deposits                     210             50
      Decrease in due to affiliates                           (3,541)             -
                                                           ------------------------
Net cash flows provided by operating activities              125,409         97,977

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                       (10,997)             -
                                                           ------------------------
Cash flows used in investing activities                      (10,997)             -

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                               (101,800)       (72,650)
                                                           ------------------------
Cash flows used in financing activities                     (101,800)       (72,650)
                                                           ------------------------
Net increase in cash and cash equivalents                     12,612         25,327
Cash and cash equivalents, beginning of period               111,170         70,099
                                                           ------------------------
Cash and cash equivalents, end of period                   $ 123,782       $ 95,426
                                                           ------------------------
                                                           ------------------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                 $  58,125       $ 58,125
                                                           ------------------------
                                                           ------------------------

SEE ACCOMPANYING NOTES.

                        Chrisken Growth & Income L.P. II

                        (A DELAWARE LIMITED PARTNERSHIP)

                          Notes to Financial Statements
                                   (UNAUDITED)

1.   INTERIM ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the financial statements and notes thereto included in the Chrisken Growth & Income L.P. II's (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 1998.

2.   MORTGAGE LOAN PAYABLE

The Partnership has a nonrecourse first mortgage loan payable of $3,000,000 to an unaffiliated insurance company, which is collateralized by the Partnership's real estate. The loan is payable in monthly installments of interest only at a rate of 7.75% per annum. Principal and unpaid interest were originally due on November 1, 1997. The due date of the outstanding principal has been extended, as a result of several extensions, to June 1, 1999. All of the extensions were provided by the lender without cost to the Partnership. Principal prepayments are permitted, provided that: (a) the Partnership pays a prepayment penalty of 3% of the outstanding principal amount; (b) notice of prepayment be given to the lender 90 days prior to remittance; and (c) prepayments be in multiples of $10,000. The Partnership, in the normal course of business, expects to obtain an extension on the mortgage loan or to refinance the mortgage loan with another lender or repay the obligations from proceeds from sale of the property owned by the Partnership (the "Property"). There can be no assurance that any refinancing or sale transaction will be consummated by the Partnership. In the event that a refinancing or sale is not consummated, the mortgage lender could exercise its remedies which include the realization upon its security interest in the Property in which case the Partnership would sustain a loss. No provision for any gain or loss that may result from the outcome of this uncertainty has been reflected in the accompanying financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Partnership had cash and cash equivalents of $123,782 compared to $111,170 at December 31, 1998. The increase in cash and cash equivalents during the three months ended March 31, 1999 is the result of increased net operating income and a net decrease in the real estate tax/insurance escrows. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of March 31, 1999 and December 31, 1998) which the General Partners believe is adequate to satisfy cash requirement needs. Management has budgeted the following major repairs or improvements to the property to be completed during 1999: glass patio door replacements ($19,000), porch and clubhouse exterior lighting ($4,000), and continued carpet ($37,000) and appliance replacement ($11,000) as needed due to obsolescence.

     The current mortgage indebtedness of $3,000,000 matured on November 1, 1997. Through a series of extensions, provided by the lender at no cost, the maturity of the loan has been extended to June 1, 1999. The loan requires interest-only payments $19,375 per month at 7.75% per annum. The Partnership recently executed a loan application with the current lender in the amount of $4,635,000 with a 6.77% interest rate, 30 year amortization, and a five year maturity. With an anticipated June 30, 1999, closing date, the anticipated monthly principal and interest payment will be $30,124 effective August 1, 1999, under the terms of the new loan. The current lender has agreed to extend the maturity of the current mortgage until the closing of the new loan.

     After an analysis of capital improvement funding needs has been completed, and after a reserve from proceeds of the new loan for such capital improvements has been established, net proceeds from the new loan will be distributed prorata to Partners. In addition to providing current beneficial financing terms, the General Partners believe the new loan should be very attractive to potential buyers of the Property as it is assumable for a 1% fee subject to lender approval.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At March 31, 1999 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

RESULTS OF OPERATIONS

     The Property was 98% occupied as of March 31, 1999, 96% as of December 31, 1998, and 97% as of March 31, 1998. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 1999.
The Partnership had total revenues of $338,679 for the three months ended March 31, 1999, compared to total revenues of $329,945 for the three months ended March 31, 1998. Revenues increased in 1999 from 1998 levels mainly due to a 3.2%
increase in apartment rental rates. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $295,465 for the three months ended March 31, 1999, compared to $237,111 for the three months ended March 31, 1998. Total expenses increased primarily due to the reinstatement of depreciation expense and increased property operation expenses, partially offset by decreased general and administrative expenses. Before depreciation expense, the Partnership had total expenses of $226,600 for the three months ended March 31, 1999, compared to $237,111 for the three months ended March 31, 1998. In 1997 the Property was reclassified to "Assets Held for Sale" which results in the suspension of the recognition of depreciation expense pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121)"IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF". However, negotiations with the potential buyer of the Property were terminated on June 1, 1998. Also pursuant to SFAS 121, the Property was reclassified to "Held for Investment" and depreciation expense recognition was resumed June 1, 1998. The Partnership is not currently marketing the Property. Property operation expenses are higher in 1999 as compared to 1998 primarily due to higher grounds maintenance, water and sewer, plumbing, and apartment painting expenditures offset by reduced structural repair, janitorial, and carpet replacement costs. General and administrative expenses decreased in 1999 as compared to 1998 primarily due to legal fees and property disposition costs incurred in 1998 incurred in connection with the possible sale of the Property last year for which there are no comparable expenses in 1999. General and administrative expenses also decreased during the current period due to lower insurance and professional accounting and tax service expenses, partially offset by increased training and administrative expenses. Management fees increased due to increased revenue collections.

     For the three months ended March 31, 1999, the Partnership had net income of $43,214 compared to net income of $92,834 for the three months ended March 31, 1998, due to increased revenue, primarily the result of increased rental rates, offset by increased expenses, primarily due to the reinstallment of depreciation expense, for the three months ended March 31, 1999 compared to the same period in 1998 as discussed above.

     Net cash flows provided by operating activities for the three months ended March 31, 1999 were $125,409 compared to net cash flows provided by operating activities of $97,977 for the three months ended March 31, 1998. The increase in net cash flows provided by operating activities was attributable primarily to increases in net income before depreciation expense and accounts payable and accrued expenses, partially offset by an decrease in amounts due to affiliates. The Partnership paid distributions of $101,800 during the three months ended March 31, 1999, as compared to $72,650 during the three months ended March 31, 1998. The increase in distributions in 1999 as compared to the same period one year ago is due in part to the reconciliation of distributions paid in 1998 to distributable proceeds available during that period and the absence of litigation costs in the current period as compared to the quarter ended March 31, 1998. The General Partners anticipate that the level of additional 1999 quarterly distributions to Limited Partners is dependant on overall Property performance and the increased financing costs as the result of the new mortgage loan.

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

SUBSEQUENT EVENTS

     In April 1999, Peachtree Partners, which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 525, or approximately 4.6%, of the outstanding Limited Partnership Units of the Partnership. As of the close of the Peachtree Partners offer period, May 5, 1999, the Partnership's records indicate that 207 Units were sold by Limited Partners to Peachtree Partners. On April 23, 1999, the General Partners submitted an offer, with an expiration date of May 31, 1999, to the Limited Partners whereby the Partnership, the General Partners and certain third parties, would purchase up to 4.6% of the outstanding Units of the Partnership. The Partnership's records indicate that its offer has not been accepted by any of the Partnership's Limited Partners. Management believes that the Unit sales to Peachtree Partners or purchases of Units by the Partnership, or affiliates, will not adversely affect the management or liquidity of the Partnership.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              Exhibit 27, Financial Data Schedule

         (B)  Reports on Form 8-K.

              No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

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


                        CHRISKEN GROWTH & INCOME L.P. II
                                  (Registrant)


                              By:  ChrisKen Income Properties
                                   Inc., II Managing General
                                   Partner


Date: May 12, 1999                 By:  /s/John F. Kennedy
                                        ---------------------
                                        John F. Kennedy
                                        Director and President