Form 10QSB
period 1999-06-30
CHRISKEN GROWTH & INCOME LP II
filed 1999-08-13
CIK 850625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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


          DELAWARE                                          36-3644609
          --------                                          ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification Number)


345 North Canal Street, Chicago, Illinois               60606
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


Yes     X         No
      -----            -----

                        CHRISKEN GROWTH & INCOME L.P. II

                                      INDEX


PART I                     FINANCIAL INFORMATION                                               PAGE
------                     ---------------------                                               ----
         Item 1.           Financial Statements (UNAUDITED)

                           Balance Sheet at June 30, 1999                                        2

                           Statements of Income for the
                           Three and Six Months Ended
                           June 30, 1999 and 1998                                                3

                           Statement of Partners' Capital for
                           the Six Months Ended June 30, 1999                                    4

                           Statements of Cash Flows for
                           the Six Months Ended
                           June 30, 1999 and 1998                                                5

                           Notes to Financial Statements                                         6

         Item 2.           Management's Discussion and Analysis
                           or Plan of Operation                                                  7


PART II.                   OTHER INFORMATION

         Item 1.           Legal Proceedings                                                     10

         Item 2.           Changes in Securities                                                 10

         Item 3.           Defaults Upon Senior Securities                                       10

         Item 4.           Submissions of Matters to a Vote of
                           Security Holders                                                      10

         Item 5.           Other Information                                                     10

         Item 6.           Exhibits and Reports on Form 8-K                                      10


SIGNATURE                                                                                        11



                        CHRISKEN GROWTH & INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                                  BALANCE SHEET

                                  JUNE 30, 1999
                                   (UNAUDITED)



ASSETS
Cash and cash equivalents                                                                 $    58,046
Restricted cash                                                                                57,645
Real estate taxes and other escrows                                                            81,838
Other                                                                                           2,595
                                                                                       ------------------
                                                                                              200,124

Investment in real estate, at cost:
Land                                                                                          598,548
Buildings and improvements                                                                  4,864,959
Equipment                                                                                     104,060
                                                                                       ------------------
                                                                                            5,567,567
Accumulated depreciation                                                                     (298,053)
                                                                                       ------------------
                                                                                            5,269,514

Total assets                                                                               $5,469,638
                                                                                       ------------------
                                                                                       ------------------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                         $     91,373
Accrued real estate taxes                                                                     108,583
Tenants' security deposits                                                                     19,268
Mortgage loan payable                                                                       3,000,000
                                                                                       ------------------
Total liabilities                                                                           3,219,224

Partners' capital, 11,513 limited partnership units issued and outstanding                  2,250,414
                                                                                       ------------------

Total liabilities and partners' capital                                                    $5,469,638
                                                                                       ------------------
                                                                                       ------------------



SEE ACCOMPANYING NOTES.

                        CHRISKEN GROWTH & INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30                                JUNE 30
                                                             1999               1998                1999               1998
                                                     -------------------------------------------------------------------------------
REVENUE
Rental                                                       $315,978            $313,625           $631,862           $621,954
Interest                                                          987               1,565              2,474              2,831
Other                                                          19,671              19,082             40,979             39,432
                                                     -------------------------------------------------------------------------------
Total revenue                                                 336,636             334,272            675,315            664,217

EXPENSES
Property operations                                           100,039             117,627            166,282            179,889
Depreciation                                                   68,865                   -            137,730                  -
Interest                                                       58,125              58,125            116,250            116,250
General and administrative                                     63,414             134,211            148,956            234,791
Management fees - Affiliate                                    16,999              16,288             33,652             32,788
                                                     -------------------------------------------------------------------------------
Total expenses                                                307,443             326,521            602,910            563,716
                                                     -------------------------------------------------------------------------------
Net income                                                   $ 29,193            $  8,021           $ 72,405           $100,501
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------
Net income allocated to general partners                     $  2,913            $    802           $  7,240           $ 10,050
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------
Net income allocated to limited partners                     $ 26,280            $  7,219           $ 65,165           $ 90,449
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------
Net income allocated to limited partners per
limited partnership units outstanding                        $   2.28            $   2.09           $   5.65           $   7.85
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------
Limited partnership units outstanding                          11,513              11,529             11,513             11,529
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES.

                        CHRISKEN GROWTH & INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL

                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)



                                                                           PARTNERS' CAPITAL ACCOUNTS
                                                            ----------------------------------------------------------
                                                             GENERAL PARTNERS     LIMITED PARTNERS         TOTAL
                                                            ----------------------------------------------------------
Balance at January 1, 1999                                         $21,212            $2,363,297         $2,384,509
Repurchase of limited partnership units                                                   (5,120)            (5,120)
Distributions (A)                                                       --              (201,380)          (201,380)
Net income                                                           7,240                65,165             72,405
                                                            ----------------------------------------------------------
Balance at June 30, 1999                                           $28,452            $2,221,962         $2,250,414
                                                            ----------------------------------------------------------
                                                            ----------------------------------------------------------



(A) Summary of 1999 quarterly cash distributions paid per limited partnership unit:


First quarter                                                    $8.83
Second quarter                                                   $8.65



SEE ACCOMPANYING NOTES.

                        CHRISKEN GROWTH & INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30
                                                                                        1999              1998
                                                                                 -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $   72,405         $ 100,499
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                                        137,730                --
     Net changes in operating assets and liabilities:
       (Decrease) increase in real estate taxes and other escrows                        (45,807)             1456
       (Decrease) increase in other assets                                                  (252)           12,064
       Increase in accounts payable and accrued expenses                                  33,314            15,832
       Increase in tenants' security deposits                                                                  445
       Decrease in due to affiliates                                                      (3,541)               --
                                                                                 -------------------------------------
Net cash flows provided by operating activities                                          193,849           130,296

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                                   (42,473)               --
                                                                                 -------------------------------------
Cash flows used in investing activities                                                  (42,473)               --

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of limited partnership units                                                   (5,120)
Distributions                                                                           (201,380)         (143,717)
                                                                                 -------------------------------------
Cash flows used in financing activities                                                 (206,500)         (143,717)
                                                                                 -------------------------------------
Net increase in cash and cash equivalents                                                (53,124)          (13,421)
Cash and cash equivalents, beginning of period                                           111,170            70,099
                                                                                 -------------------------------------
Cash and cash equivalents, end of period                                                $ 58,046          $ 56,678
                                                                                 -------------------------------------
                                                                                 -------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                          $   116,250         $ 116,250
                                                                                 -------------------------------------
                                                                                 -------------------------------------



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

2.  MORTGAGE LOAN PAYABLE

The Partnership has a nonrecourse first mortgage loan payable of $3,000,000 to an unaffiliated insurance company, which is collateralized by the Partnership's real estate. The loan is payable in monthly installments of interest only at a rate of 7.75% per annum. Principal and unpaid interest were originally due on November 1, 1997. The due date of the outstanding principal has been extended, as a result of several extensions, to July 15, 1999. All of the extensions were provided by the lender without cost to the Partnership. Principal prepayments are permitted, provided that: (a) the Partnership pays a prepayment penalty of 3% of the outstanding principal amount; (b) notice of prepayment be given to the lender 90 days prior to remittance; and (c) prepayments be in multiples of $10,000. On July 15, 1999, The Partnership refinanced the mortgage loan payable with a $4,635,000 nonrecourse first mortgage loan which bears interest at 6.77%, amortizes over 30 years with a monthly payment of $30,124 and matures in five years.

3.       PARTNERS' CAPITAL

Effective April 1, 1999, the Partnership retired 16 limited partnership units at a cost of $5,120.

4.  RELATED PARTY TRANSACTIONS

During the second quarter the President of the Managing General Partner and other related parties purchased 102 limited partnership units of the Partnership at a cost of $320 per unit.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Partnership had cash and cash equivalents of $58,046 compared to $111,170 at December 31, 1998. The decrease in cash and cash equivalents during the six months ended June 30, 1999, is the result of increased net operating income offset by the issuance of a refundable mortgage loan application fee which was refunded in July 1999. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of June 30, 1999, and December 31, 1998) which the General Partners believe is adequate to satisfy cash requirement needs. Management has budgeted the following major repairs or improvements to the property to be completed during 1999: glass patio door replacements ($19,000), porch and clubhouse exterior lighting ($4,000), and continued carpet ($37,000) and appliance ($11,000) replacement as needed due to obsolescence.

         The current mortgage indebtedness of $3,000,000 matured on November 1, 1997. Through a series of extensions, provided by the lender at no cost, the maturity of the loan was extended to July 15, 1999. The loan required interest-only payments of $19,375 per month at 7.75% per annum. The Partnership recently secured a new mortgage loan with the current lender in the amount of $4,635,000 with a 6.77% interest rate, 30 year amortization, and a five year maturity. The new mortgage loan was funded on July 15, 1999, and the old loan was paid in full. Under the terms of the new loan monthly principal and interest payment will be $30,124 effective September 1, 1999.

         An analysis of capital improvement funding needs has resulted in a determination that reserves in excess of the operating and contingency reserves discussed above are not necessary, therefore net proceeds from the new loan of $130 per Limited Partnership Unit will be distributed pro rata to the Limited Partners in August 1999. The General Partners will not receive a pro rata distribution of the loan proceeds. In addition to providing current beneficial financing terms, the General Partners believe the new loan should be very attractive to potential buyers of the Property as it is assumable for a 1% fee subject to lender approval.

         In April 1999, Peachtree Partners, which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 525, or approximately 4.6%, of the outstanding Limited Partnership Units of the Partnership. As of the close of the Peachtree Partners offer period, May 5, 1999, the Partnership's records indicate that 192 Units were sold by Limited Partners to Peachtree Partners. On April 23, 1999, the General Partners submitted an offer, with an expiration date of May 31, 1999, to the Limited Partners whereby the Partnership, the General Partners and certain third parties, would purchase up to 4.6% of the outstanding Units of the Partnership. As a result of the Partnership's offer, its records indicate that 118 Units were purchased by the Partnership or affiliates. Management believes that the Unit sales to Peachtree Partners or purchases of Units by the Partnership, or affiliates, will not adversely affect the management or liquidity of the Partnership.

         The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At June 30, 1999, the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service the existing and new mortgage indebtedness.

RESULTS OF OPERATIONS

         The Property was 97% occupied as of June 30, 1999, 96% as of December 31, 1998, and 98% as of June 30, 1998. Management believes that occupancy at the Property will be approximate ly 95 - 98% for the remainder of 1999. The Partnership had total revenues of $675,315 for the six months ended June 30, 1999, compared to total revenues of $664,217 for the six months ended June
 30, 1998. Revenues increased in 1999 from 1998 levels mainly due to a 1.6% increase in apartment rental rates. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $602,910 for the six months ended June 30, 1999, compared to $563,718 for the six months ended June 30, 1998. Total expenses increased primarily due to the reinstatement of depreciation expense, partially offset by decreased property operations and general and administrative expenses. Before depreciation expense, the Partnership had total expenses of $465,180 for the six months ended June 30, 1999, compared to $563,718 for the six months ended June 30, 1998. In 1997 the Property was reclassified to "Assets Held for Sale" which results in the suspension of the recognition of depreciation expense pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121)"IMPAIRMENT OF LONG-LIVED ASSETS AND LONGLIVED ASSETS TO BE DISPOSED OF". However, negotiations with the potential buyer of the Property were terminated on June 1, 1998. Also pursuant to SFAS 121, the Property was reclassified to "Held for Investment" and depreciation expense recognition was resumed. The Partnership is not currently marketing the Property. Property operation expenses decreased in 1999 as compared to 1998 primarily due to reduced grounds maintenance, structural repair, and carpet and appliance replacement costs, partially offset by higher water and sewer, plumbing, heating and air conditioning and apartment painting expenditures. General and administrative expenses decreased in 1999 as compared to 1998 primarily due to legal fees and property disposition costs incurred in 1998, in connection with the possible sale of the Property last year, for which there are no comparable expenses in 1999. General and administrative expenses also decreased during the current period due to lower marketing, insurance and professional accounting and tax service expenses, partially offset by increased training, advertising and administrative expenses. Management fees increased due to increased revenue collections.

         For the six months ended June 30, 1999, the Partnership had net income of $72,405 compared to net income of $100,499 for the six months ended June 30, 1998, as the result of increased revenue primarily from increased rental rates, offset by increased expenses, primarily due to the reinstallment of depreciation expense, for the six months ended June 30, 1999, compared to the same period in 1998 as discussed above.

         Net cash flows provided by operating activities for the six months ended June 30, 1999, were $193,849 compared to net cash flows provided by operating activities of $130,296 for the six months ended June 30, 1998. The increase in net cash flows provided by operating activities was attributable primarily to a increase in net income before depreciation expense and an increase in accounts payable offset by a decrease in real estate taxes and other escrows. The Partnership paid distributions of $201,380 during the six months ended June 30, 1999, as compared to $143,717 during the six months ended June 30, 1998. The increase in distributions in 1999 as compared to the same period one year ago is due in part to the reconciliation of distributions paid in 1998 to distributable proceeds available during that period and the absence of litigation costs in the current period as compared to the six months ended June 30, 1998. The General Partners anticipate that the level of additional 1999 quarterly distributions to Limited Partners is dependant on overall Property performance and the increased financing costs as the result of the new mortgage loan.

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

         The Partnership receives certain ancillary and management services from ChrisKen Management. The services provided include all of the Partnership's critical functions that utilize software that may have time-sensitive applications. ChrisKen Management has completed testing all mission critical software. ChrisKen Management has obtained documentation related to year 2000 readiness from its banking and other outside vendors. In addition, ChrisKen Management has developed a methodology to determine that all property operating mission critical systems are year 2000 ready. The evaluation, testing and remediation activities related to property operating systems are completed. Costs relating to ChrisKen Management's systems are the responsibility of ChrisKen Management; therefore, the Partnership will incur no costs relating to these systems. Costs relating to property level systems and equipment will be charged to the Property.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

                           Exhibit 27, Financial Data Schedule

                  (B) Reports on Form 8 - K.

                           No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

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


                        CHRISKEN GROWTH & INCOME L.P. II
                        --------------------------------
                                  (Registrant)


                                            By:      ChrisKen Income Properties
                                                     Inc., II Managing General
                                                     Partner


Date: August 11, 1999                                By: /s/John F. Kennedy
                                                         ------------------
                                                     John F. Kennedy
                                                     Director and President