Form 10QSB
period 1999-09-30
CHRISKEN GROWTH & INCOME LP II
filed 1999-11-12
CIK 850625

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-20129

ChrisKen Growth & Income L.P. II
(Exact name of small business issuer as specified in its certificate of Limited Partnership)

Delaware (State or other jurisdiction of incorporation or organization)	36-3644609 (I.R.S Employer Identification No.)
345 North Canal Street, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

(312) 454-1626
(Issuer's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

ChrisKen Growth & Income L.P. II

ChrisKen Growth & Income L.P. II
(A Delaware Limited Partnership)
Balance Sheet
September 30, 1999
(Unaudited)

Assets
Cash and cash equivalents	$124,220
Restricted cash	57,645
Real estate taxes and other escrows	53,948
Deferred financing fees, net of accumulated amortization of $4,049	93,120
Other	11,372

340,305
Investment in real estate, at cost:
Land	598,548
Buildings and improvements	4,864,959
Equipment	120,507

5,584,014
Accumulated depreciation	(366,918)

5,217,096
Total assets	$5,557,401

Liabilities and partners' capital
Accounts payable	$56,615
Accrued real estate taxes	103,163
Tenants' security deposits	19,443
Mortgage loan payable	4,631,025

Total liabilities	4,810,246
Partners' capital, 11,513 limited partnership units issued and outstanding	747,155

Total liabilities and partners' capital	$5,557,401

See accompanying notes.

ChrisKen Growth & Income L.P. II
(A Delaware Limited Partnership)
Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Revenue
Rental	$321,403	$317,882	$953,265	$939,836
Interest	12,304	1,095	14,778	3,926
Other	18,454	19,956	59,433	59,388

Total revenue	352,161	338,933	1,027,476	1,003,150
Expenses
Property operations	84,666	79,433	250,948	259,322
Depreciation	68,865	—	206,595	—
Interest	80,184	58,125	196,434	174,375
General and administrative	7,830	68,812	156,825	303,603
Management fees—affiliate	16,724	16,727	50,376	49,515

Total expenses	258,269	223,097	861,178	786,815

Net income	$93,892	$115,836	$166,298	$216,335

Net income allocated to general partners	$9,389	$11,584	$16,629	$21,634

Net income allocated to limited partners	$84,503	$104,252	$149,669	$194,701

Net income allocated to limited partners per limited partnership units outstanding	$7.34	$9.04	$13.00	$16.89

Limited partnership units outstanding	11,513	11,529	11,513	11,529

See accompanying notes.

ChrisKen Growth & Income L.P. II
(A Delaware Limited Partnership)
Statement of Partners' Capital
Nine months ended September 30, 1999
(Unaudited)

	Partners' Capital Accounts
	General Partners	Limited Partners	Total

Balance at January 1, 1999	$21,212	$2,363,297	$2,384,509
Repurchase of limited partnership units	—	(5,120)	(5,120)
Distributions (A)	—	(1,798,532)	(1,798,532)
Net income	16,629	149,669	166,298

Balance at September 30, 1999	$37,841	$709,314	$747,155

(A)
Summary of 1999 quarterly cash distributions paid per limited partnership unit, excluding the $130.00 distribution per limited partnership unit from the excess proceeds of the new mortgage loan:

First quarter	$8.83
Second quarter	$8.65
Third quarter	$8.73

See accompanying notes.

ChrisKen Growth & Income L.P. II
(A Delaware Limited Partnership)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	1999	1998
Cash flows from operating activities
Net income	$166,298	$216,335
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	210,644	—
Net changes in operating assets and liabilities:
Increase in real estate taxes and other escrows	(15,917)	(32,139)
Decrease (increase) in other assets	(9,029)	11,018
Increase (decrease) in accounts payable and accrued expenses	(6,864)	2,430
Decrease in tenants' security deposits	175	630
Decrease in due to affiliates	(3,541)	—

Net cash flows provided by operating activities	341,766	198,274
Cash flows from investing activities
Additions to investment in real estate	(58,920)	—

Cash flows used in investing activities	(58,920)	—
Cash flows from financing activities
Proceeds from mortgage loan payable	4,635,000	—
Repayment of mortgage loan payable	(3,000,000)	—
Principal payments	(3,975)	—
Financing fees	(97,169)	—
Repurchase of limited partnership units	(5,120)	—
Distributions	(1,798,532)	(215,577)

Net cash flows used in financing activities	(269,796)	(215,577)

Net increase in cash and cash equivalents	13,050	(17,303)
Cash and cash equivalents, beginning of period	111,170	70,099

Cash and cash equivalents, end of period	$124,220	$52,796

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$196,434	$174,375

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

2.  Mortgage Loan Payable

    The Partnership has a nonrecourse first mortgage loan payable with an original amount of $4,635,000 bearing interest at 6.77%, amortizing over 30 years and requiring monthly payments of principal and interest of $30,124 with remaining principal due in August 2004. On July 15, 1999, the Partnership refinanced a nonrecourse first mortgage loan payable with an outstanding balance of $3,000,000. The previous mortgage required monthly payments of interest only at a rate of 7.75% per annum. In connection with the refinancing, the Partnership incurred financing fees of $97,169 that have been capitalized as deferred financing fees and are being amortized to interest expense over the five year life of the loan.

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

Liquidity and Capital Resources

    At September 30, 1999, the Partnership had cash and cash equivalents of $124,220 compared to $111,170 at December 31, 1998. The increase in cash and cash equivalents during the nine months ended September 30, 1999, is the result of increased net operating income before depreciation expense offset by an increase in real estate tax escrows and other assets, and a decrease in accrued liabilities. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of September 30, 1999, and December 31, 1998) which the General Partners believe is adequate to satisfy cash requirement needs. Management anticipates the following major repairs or improvements to the property to be completed during the remainder of 1999: continued carpet ($9,000) and appliance ($4,000) replacement as needed due to obsolescence.

    In July 1999 the Partnership refinanced its $3,000,000, 7.75% interest only mortgage with a new $4,635,000 loan with a 6.77% interest rate. Payments under the new loan are based on a 30 year amortization. The new loan matures on August 31, 2004. The old loan required monthly interest only payments of $19,375. Under the terms of the new loan monthly principal and interest payments will be $30,124 effective September 1, 1999.

    An analysis of capital improvement funding needs resulted in a determination that reserves in excess of the operating and contingency reserves discussed above was not necessary, therefore net proceeds from the new loan of $1,496,690, $130 per Unit, was distributed to the Limited Partners in August 1999 as a return of capital. The General Partners did not receive a pro rata distribution of the loan proceeds. In addition to providing current beneficial financing terms, the General Partners believe the new loan should be very attractive to potential buyers of the Property as it is assumable for a 1% fee subject to lender approval.

    In April 1999, Peachtree Partners, which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 525, or approximately 4.6%, of the outstanding Limited Partnership Units of the Partnership. As of the close of the Peachtree Partners offer period, May 5, 1999, the Partnership's records indicate that 192 Units were sold by Limited Partners to Peachtree Partners. On April 23, 1999, the General Partners submitted an offer, with an expiration date of May 31, 1999, to the Limited Partners whereby the Partnership, the General Partners and certain third parties, would purchase up to 4.6% of the outstanding Units of the Partnership. As a result of the Partnership's offer, its records indicate that 16 Units were purchased by the Partnership and due to Partnership cash restraints 102 Units were purchased by affiliates. Management believes that the Unit sales to Peachtree Partners or purchases of Units by the Partnership, or affiliates, will not adversely affect the management or liquidity of the Partnership.

    The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At September 30, 1999, the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service the existing and new mortgage indebtedness.

Results of Operations

    The Property was 99% occupied as of September 30, 1999, 96% as of December 31, 1998, and 100% as of September 30, 1998. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 1999. The Partnership had total revenues of $1,027,477 for the nine months ended September 30, 1999, compared to total revenues of $1,003,150 for the nine months ended September 30, 1998. Revenues increased in 1999 from 1998 levels mainly due to a 1.4% increase in apartment rental rates. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $861,178 for the nine months ended September 30, 1999, compared to $786,815 for the nine months ended September 30, 1998. Total expenses increased primarily due to the reinstatement of depreciation expense and increased mortgage interest expense, partially offset by decreased property operations and general and administrative expenses. Before depreciation expense, the Partnership had total expenses of $654,583 for the nine months ended September 30, 1999, compared to $786,815 for the nine months ended September 30, 1998. In 1997 the Property was reclassified to "Assets Held for Sale" which resulted in the suspension of the recognition of depreciation expense pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121) "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". However, negotiations with the potential buyer of the Property were terminated on June 1, 1998. Also pursuant to SFAS 121, the Property was reclassified to "Held for Investment" and depreciation expense recognition was resumed. Property operation expenses decreased in 1999 as compared to 1998 primarily due to reduced maintenance, structural repair, and carpet and appliance replacement costs, partially offset by higher water and sewer, plumbing, heating and air conditioning, apartment painting, grounds maintenance, swimming pool, janitorial and electrical expenditures. General and administrative expenses decreased in 1999 as compared to 1998 due to legal fees and property disposition costs incurred in 1998, in connection with the possible sale of the Property last year, for which there are no comparable expenses in 1999. Real estate tax expense, which is included in general and administrative expense, is significantly lower this year due to a successful appeal of prior year assessment values which resulted in a refund of overpaid prior year taxes, a reduction in the accrual for 1998 taxes paid in 1999, and a reduction in the accrual for current year taxes due in 2000. General and administrative expenses also decreased during the current period due to lower administrative, and professional accounting and tax service costs, partially offset by increased training, advertising, salary and payroll administrative expenses. Interest expense increased due to the new mortgage as discussed above. Management fees increased due to increased revenue collections.

    For the nine months ended September 30, 1999, the Partnership had net income of $166,298 compared to net income of $216,335 for the nine months ended September 30, 1998, as the result of increased expenses, primarily due to the reinstallment of depreciation expense, offset by increased revenue primarily from increased rental rates, for the nine months ended September 30, 1999, compared to the same period in 1998 as discussed above.

    Net cash flows provided by operating activities for the nine months ended September 30, 1999, were $341,766 compared to net cash flows provided by operating activities of $130,296 for the nine months ended September 30, 1998. The increase in net cash flows provided by operating activities was attributable primarily to a increase in net income before depreciation expense offset by an increase in real estate tax escrows and other assets, and a decrease in accrued liabilities. The Partnership paid distributions of $301,841 during the nine months ended September 30, 1999, as compared to $215,577 during the nine months ended September 30, 1998. The increase in distributions in 1999 as compared to the same period one year ago is due in part to the reconciliation of distributions paid in 1998 to distributable proceeds available during that period, the absence of litigation costs in the current period as compared to the nine months ended September 30, 1998, and the reduction in prior and current period real estate tax expense. The General Partners anticipate that the level of additional 1999 quarterly distributions to Limited Partners is dependant on overall Property performance. In addition to the distribution referenced above, in August 1999 the Partnership paid a special distribution to the Limited Partners in the amount of $1,496,690 which represented the net proceeds from the new mortgage loan. This special distribution is being treated as a return of capital.

Year 2000 Readiness

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

    ChrisKen Management expects to develop a contingency plan by November 30, 1999. ChrisKen Management believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical administrative and accounting operations on a manual basis or easily convert to systems that are year 2000 ready. ChrisKen Management has targeted December 15, 1999, for the completion of contingency plans relating to property operating systems.

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
No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 10, 1999

ChrisKen Growth & Income L.P. II (Registrant)
By: ChrisKen Income Properties Inc., II Managing General Partner
By:	/s/ JOHN F. KENNEDY John F. Kennedy Director and President

QuickLinks

INDEX

Item 2. Management's Discussion and Analysis or Plan of Operation

PART II
Item 6. Exhibits and Reports on Form 8-K.

SIGNATURES