Form 10KSB
period 1999-12-31
CHRISKEN GROWTH & INCOME LP II
filed 2000-03-24
CIK 850625

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[ X ]          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from _______________ to _______________

                         Commission file number 0-20129
-------------------------------------------------------------------------------

                        CHRISKEN GROWTH & INCOME L.P. II
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                         36-3644609
---------------------------------                  ----------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

345 North Canal Street, Chicago, Illinois                    60606
------------------------------------------          ---------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number                                (312) 454-1626
                                                    ---------------------------

Securities registered under to Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Interests
-------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X . NO     .
                                      ---     ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1999 were $1,268,902. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $5,713,500 (based on the price at which Units were offered to the public) at December 31, 1999 and March 15, 2000. The aggregate sales price does not reflect market value, it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Prospectus of the Registrant dated September 8, 1989, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-28893, are incorporated by reference in
Part III of this Annual Report on Form 10- KSB.

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
                                       PART I

Item 1.     Description of Business............................................................... 1
Item 2.     Description of Properties............................................................. 2
Item 3.     Legal Proceedings..................................................................... 4
Item 4.     Submission of Matters to a Vote of Security Holders................................... 4

                                     PART II

Item 5.     Market for Registrant's Limited Partnership Interests and Related
            Security Holder  Matters.............................................................. 5
Item 6.     Management's Discussion and Analysis or Plan of Operation............................. 5
Item 7.     Financial Statements...................................................................8
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................................. 8

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act ..................................   9
Item 10.    Executive Compensation ..............................................................  9
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management............................................................... . . . . .   10
Item 12.    Certain Relationships and Related Transactions....................................... 10
Item 13.    Exhibits and Reports on Form 8-K..................................................... 12

SIGNATURES....................................................................................... 13

INDEX TO FINANCIAL STATEMENTS....................................................................F-1


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

         The Partnership owns and operates an apartment community known as Barrington Estates (the "Property").

         Discussion regarding apartment communities which may compete with the Property is set forth below in Item 2. Property - Analysis. The General Partners believe that the Property remains competitive in its market.

         The General Partners expected to sell the property and begin an orderly liquidation of the Partnership after operating the Property for five to eight years. In determining whether to sell or refinance, the Partnership considers factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. During 1997 the Partnership began marketing the Property to potential buyers and planned to sell it during 1998. Pursuant to Statement of Financial Accounting Standards No. 121 "IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121) two significant accounting events took place: A) the Property was reclassified to "Assets Held for Sale", and B) in the fourth quarter of 1997 the recognition of depreciation expense was discontinued. After extensive negotiations with the intended buyer regarding the sale of the Property the transaction was terminated in early 1998. The aforementioned SFAS No. 121 sets forth strict guidelines regarding the classification of assets. Because the Partnership did not meet those guidelines, the Property has been reclassified to Assets Held for Investment and depreciation expense has been recognized effective June 1998. In connection with these negotiations, the Partnership incurred disposition costs of $29,288 which were expensed in 1997 and $88,921 which were expensed in 1998. The Partnership has been operating for approximately ten years. The General Partners do not intend to reinvest the net proceeds from a sale of the Property in additional properties. Pursuant to the Partnership Agreement, the Partnership will terminate December 31, 2028, unless terminated earlier at the sole discretion of the Managing General Partner.

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

Item 2.   DESCRIPTION OF PROPERTY.

         The Property is an apartment complex commonly known as Barrington Estates, located at 8717 Old Town West Drive, Indianapolis, Indiana and was built in 1968. The purchase price of the Property was approximately $3,775,000. In 1990, the Partnership undertook a substantial repair and improvement program (the "Renovations") with respect to the Property. Renovations were completed in 1993 with the complete renovation of apartment interiors, the addition of 17 carports, enhanced exterior lighting and the remodeling of both the exterior and interior of the clubhouse for a total cost of $3,353,906. The Property is situated on approximately 11 acres and is comprised of 144 units of which 112 units are townhouses located in 13 separate buildings, with 65 carports and 18 garages, an 1,800 square foot clubhouse and a swimming pool. All buildings are either two or three stories. No additional renovations were completed in 1999 and none are presently scheduled for 2000.

         At December 31, 1999, 139 of the Property's units were occupied while 5 units were vacant (97% occupancy). The chart below details the occupancy status and rent structure of the Property's units as of December 31, 1999. All tenant leases are for periods of three months to one year. There are two tenants who each lease two units. No other tenants lease more than one unit. See table on following page.


  APARTMENT TYPE
--------------------                 NUMBER OF        OCCUPIED        RENT PER                  APPROXIMATE     AVERAGE
# BED       #BATHS                  APARTMENTS        12/31/99          MONTH                    APARTMENT     RENT/SQ. FT.
------      --------                ----------        ---------      ----------                     SIZE           /MO.
                                                                                                -----------    ------------
1           1 1/2 TH                      6               6               $685                      855 SF          $.80
1           1                            18              18           $565-575                      628 SF      $.90-.92
2           1                            14              12           $650-660                      907 SF      $.72-.73
2           2 1/2 TH                     24              23               $800                    1,153 SF          $.69
2           1 1/2 TH                     36              36               $760                    1,069 SF          $.71
3           2     TH                      6               6               $915                    1,295 SF          $.71
3           2 1/2 TH                     40              38               $985                    1,456 SF          $.68

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

ANALYSIS. The General Partners believe that the following information reflects the current market conditions for apartment complexes which may compete with the
Property:


                                                          COMPETITIVE PROJECTS

PROJECT                    APARTMENT TYPE             RENT PER               APPROXIMATE APT.         RENT/SQ.
-------                    --------------              MONTH                 SIZE IN SQ. FT.          FT./MO.
                                                      --------               ----------------         ---------
Willow Lake                1 Bdrm 1 Bath              $775-800                     1,121              $.69-.71
                           2 Bdrm 2 Bath           $1,025-1097                     1,450              $.71-.76

The Kensington             1 Bdrm 1 Bath                  $529                       626                  $.85
                           2 Bdrm 1 Bath                  $620                       930                  $.67
                           2 Bdrm 2.5 Bath TH             $749                     1,300                  $.58
                           3 Bdrm 2.5 Bath                $849                     1,600                  $.53

Woodland Trace             1 Bdrm 1 Bath                  $595                       940                  $.63
                           2 Bdrm 2 Bath                  $680                     1,260                  $.54
                           2 Bdrm 2.5 Bath TH             $885                     1,710                  $.52
                           3 Bdrm 2.5 Bath TH             $930                     1,800                  $.52



                                                    COMPETITIVE PROJECTS -CONTINUED

PROJECT                    APARTMENT TYPE            RENT PER                APPROXIMATE APT.         RENT/SQ.
--------                   --------------              MONTH                  SIZE IN SQ. FT.          FT./MO.
                                                     ---------               ----------------        ---------
Avalon of Willow           1 Bdrm 1 Bath              $640-675                       750              $.85-.90
Lake                       1 Bdrm 1 Bath              $700-735                       875              $.80-.84
                           2 Bdrm 1 1/2Bath           $750-985                       930             $.81-1.06
                           2 Bdrm 2 Bath              $785-820                     1,078              $.73-.76
                           3 Bdrm 2 Bath              $940-975                     1,258              $.75-.78


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

         At December 31, 1999, 11,513 Units were outstanding, compared with 11,529 units outstanding at December 31, 1998. Cash distributions paid to Unit holders for 1999 and 1998 totaled $377,000 and $288,225 respectively. In addition, in August 1999 the Partnership paid a special distribution to the Limited Partners in the amount of $1,496,690 which represents the net proceeds from the new mortgage loan. This special distribution is being treated as a return of capital. See also Item 6. Management's Discussion - Liquidity and Capital Resources regarding purchases of Units by the Partnership, certain affiliates and third parties.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES.

         In July 1999, the Partnership refinanced its $3,000,000, 7.75% interest only mortgage with a new $4,635,000 loan with a 6.77% interest rate. Payments under the new loan are based on a 30 year amortization. The new loan matures on August 31, 2004. The old loan required monthly interest only payments of $19,375. Under the terms of the new loan, monthly principal and interest payments will be $30,124 effective September 1, 1999.

          An analysis of capital improvement funding needs resulted in a determination that reserves in excess of the operating and contingency reserves discussed above was not necessary, therefore, net proceeds from the new loan of $1,496,690, $130 per Unit, was distributed to the Limited Partners in August 1999 as a return of capital. The General Partners did not receive a pro rata distribution of the loan proceeds. In addition to providing current beneficial financing terms, the General Partners believe the new loan should be very attractive to potential buyers of the Property as it is assumable for a 1% fee, subject to lender approval.

          In April 1999, Peachtree Partners, which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 525, or approximately 4.6% of the outstanding Limited Partnership Units of the Partnership. As of the close of the Peachtree Partners offer period, May 5, 1999, the Partnership's records indicate that 192 Units were sold by Limited Partners to Peachtree Partners. On April 23, 1999, the General Partners submitted an offer, with an expiration date of May 31, 1999, to the Limited Partners whereby the Partnership , the General Partners and certain third parties, would purchase up to 4.6% of the outstanding units of the Partnership. As a result of the Partnership's offer, its records indicate that 16 Units were purchased by the Partnership and, due to Partnership cash restraints, 102 Units were purchased by affiliates. Management believes that the Unit sales to Peachtree Partners or purchases of Units by the Partnership, or affiliates, will not adversely affect the management or liquidity of the Partnership.

         At December 31, 1999, the Partnership had cash and cash equivalents of $152,293 compared to $111,170 at December 31, 1998. The increase in cash and cash equivalents is primarily the result of increased net operating income before depreciation, decreased real estate tax expense and prior year real estate tax refunds, offset by an increase in real estate tax escrows and other assets, increased mortgage principal and interest payments and decreased accrued liabilities. The Partnership has established working capital reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 at December 31, 1999) which the General Partners believe is adequate to satisfy cash requirements. The Managing General Partner will periodically review the level of working capital reserves being maintained by the Partnership and will make adjustments as and if deemed necessary and in the best interest of the Partnership. In connection therewith, the Managing General Partner may, in its sole discretion, determine from time to time to distribute amounts set aside for working capital reserves to Limited Partners, but in no event will the Managing General Partner reduce working capital reserves to less than 1% of the gross proceeds of the Offering by such distributions. To the extent the Partnership's working capital reserves are depleted to less than 1% as a result of the application of such reserves for working capital purposes, the Managing General Partner anticipates that subsequent Operating Cash Flow will be utilized to replenish its working capital reserves to the level deemed necessary for continued operation of the Partnership prior to the distribution of Operating Cash Flow to the Partners. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership would be required to borrow additional funds to meet such costs.

         The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At December 31, 1999 the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

RESULTS OF OPERATIONS.

         COMPARISON OF 1999 TO 1998. The Property was 97% occupied as of December 31, 1999, and 96% occupied as of December 31, 1998. See the chart on page 3 detailing occupancy as of December 31, 1999. The General Partners believe that during 2000 occupancy at the Property will remain at or above
95% as a result of stable economic conditions. For the year ended December
31, 1999, the Partnership had rental revenues of $1,286,902 compared to $1,268,009 for the year ended December 31, 1998. Revenues increased in 1999 as a result of a 2.9% increase in rental rates offset by a 59% increase in vacancy loss and 25% reduction in corporate suite revenue. For the year ended December 31, 1999, the Partnership had incurred expenses, exclusive of interest expense, of $873,784, a 5.4% decrease from expenses for the year ended December 31, 1998 of $923,531. Property operations increased 2.7% from $282,413 in 1998 to $289,912 in 1999, primarily as the result of increased janitorial services, water/sewer utilities, grounds maintenance, painting and decorating, swimming pool maintenance and repair, offset by decreased carpet and appliance replacement and structural repair costs. Real estate tax expense for the Property decreased significantly this year, due to a successful appeal of prior year assessment values which resulted in a refund of overpaid prior years taxes, in the amount of $66,895; a reduction in the accrual for 1998 paid in 1999 and a reduction in the accrual for current taxes due in 2000. Repairs and maintenance expenses increased from $23,287 in 1998 to $41,364 in 1999 due to higher heating and ventilating, electrical and plumbing repairs. Advertising expense increased slightly in 1999 to $28,587 compared with $27,409 in 1998. Depreciation expense increased from $160,323 in 1998 to $275,460 in 1999 because depreciation expense was recognized for a full year in 1999, but only the latter seven months of 1998. The property was reclassified as held for sale in 1997 and then reclassified as held for investment in June 1998, in accordance with SFAS No. 121. Had depreciation been continued while the Property was classified as an Asset Held for Sale, depreciation expense would have been $114,516 higher in 1998, with a corresponding decrease in net income. The Partnership amortized $8,941 as prepaid mortgage loan costs in 1999. Previous prepaid mortgage loan costs were fully amortized in 1997. General and administrative expenses decreased 38% from $257,148 in 1998 to $160,181 in 1999 primarily due to legal fees and property disposition costs incurred in 1998 in connection with the possible sale of the Property last year, for which there are no comparable expenses in 1999. Corporate suite and office and administrative expenses also decreased, partially offset by higher salary, payroll tax and insurance expenses. Management fee expense decreased slightly from $67,526 in 1998 to $67,197 in 1999.

         Interest income for the year ended December 31, 1999, was $22,951 compared to $5,405 for the year ended December 31, 1998. Interest income increased primarily due to interest received on prior year real estate tax refunds in the amount of $8,513, and interest received from the short term investment of the mortgage refinance proceeds totaling $5,733. Interest expense for the years ended December 31, 1999, and 1998 was $270,630 and $232,500, respectively. Interest expense is higher in 1999 due to higher monthly interest payments resulting from the refinancing of the mortgage in July 1999 .

         The Partnership earned net income of $237,151 for the year ended December 31, 1999, as compared to net income of $185,416 for the year ended December 31, 1998. Net cash provided by operating activities in 1999 and 1998 was $474,610 and $359,820, respectively. For the years ended 1999 and 1998, the Partnership paid distributions to Limited Partners of $32.74 from recurring operations and $130 as mortgage loan refinancing proceeds and $25.00 per unit, respectively, of which $140.48 and $12.37 per unit, respectively, represents a return of capital on a federal income tax basis. The General Partners intend to continue making distributions to Limited Partners in 2000, at or about the same level as in 1999.

         Some statements in this Form 10-KSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which Barrington Estates competes and/or unanticipated changes in expenses or capital expenditures.

IMPACT OF YEAR 2000

         In prior periods, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999 the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. The Partnership capitalized approximately $2,760 for computer equipment and software upgrades during 1999 in connection with remediating its systems and will expense $125 in related costs in 2000. The Partnership does not anticipate any additional expense resulting from Year 2000 issues. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

         The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 2000:


NAME                                AGE              POSITION
----                                ---              --------
John F. Kennedy                     49               Director, President and Secretary


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

         The following is a schedule of the compensation paid or to be paid by the Partnership to the General Partners or their Affiliates for the year ended December 31, 1999, and a description of the transactions giving rise to such compensation:


DESCRIPTION OF TRANSACTION
AND ENTITY RECEIVING                                                       AMOUNT OF
COMPENSATION                                                            COMPENSATION
------------                                                            -------------
Reimbursement of property operating
  payroll costs to Affiliate of the
  General Partners                                                         $121,826

Property Management Fee to Affiliate
  of the General Partners                                                    67,197
                                                                           ---------
         Total                                                             $189,023
                                                                           =========


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) To the best knowledge of the Partnership, as of December 31, 1999, and March 15, 2000, no person owned more than 5% of the Units.

         (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 1999, and March 15, 2000, 11,513 Units were beneficially owned by 572 Limited Partners. Effective April 1, 1999, Messrs. Kennedy and Marten, and Robert Mayer, Executive Vice President - Finance of ChrisKen Management, each purchased 34 Units at $320 per Unit from Limited Partners as a result of the offer made by the Partnership as further discussed on page 6. See Item 6., above.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         ChrisKen Management, an Affiliate of the General Partners, provides property management services for the Property. The property manager's duties and responsibilities include supervision of the day-to-day management of the operations of the Property, the rendition of long-range planning services and rendering such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Property. Any fees for management services will be in addition to the General Partners' distributive share of cash flow. ChrisKen Management earned $67,197 and $67,526, in 1999 and 1998, respectively for such management services. In addition, the Partnership reimbursed ChrisKen Management for payroll expenses for personnel directly related to property operations totaling $121,826 and $110,744 in 1999 and 1998, respectively.

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

(F-1)          Index to Financial Statements.

               Report of Independent Auditors                           F-2
               Financial Statements:

               Balance Sheet - December 31, 1999                        F-3
               Statements of Income for the Years Ended
               December 31, 1999 and 1998                               F-4
               Statements of Partners' Capital (Deficit) for
               the Years Ended December 31, 1999 and 1998               F-5
               Statements of Cash Flows for the Years Ended
               December 31, 1999 and 1998                               F-6
               Notes to Financial Statements                            F-7

(28)(1) Pages 10-15 of the Registrant's final Prospectus dated September 8, 1989, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

(b)            Reports on Form 8-K.

         The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1999.

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

                                  CHRISKEN GROWTH & INCOME L.P. II

                                  By:   ChrisKen Income Properties, Inc. II,
                                        Managing General Partner

Date:    March 17, 2000           By:     /s/ John F. Kennedy
                                     ------------------------------------------
                                          Director and President

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 17, 2000            By:   /s/ John F. Kennedy
                                      -----------------------------------------
                                         Director and President
                                        of the Managing General
                                        Partner

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Index to Consolidated Financial Statements

Report of Independent Auditors...............................................F-2

Financial Statements

Balance Sheet - December 31, 1999 ...........................................F-3
Statements of Income for the Years Ended
   December 31, 1999 and 1998................................................F-4
Statements of Partners' Capital for the Years
   Ended December 31, 1999 and 1998..........................................F-5
Statements of Cash Flows for the Years Ended
   December 31, 1999 and 1998................................................F-6
Notes to Financial Statements................................................F-7


                         Report of Independent Auditors

To the Partners
ChrisKen Growth & Income L.P. II

We have audited the accompanying balance sheet of ChrisKen Growth & Income L.P. II (a Delaware Limited Partnership) as of December 31, 1999, and the related statements of income, partners' capital, and cash flows for the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChrisKen Growth & Income L.P. II at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                                   ERNST & YOUNG

Chicago, Illinois
March 7, 2000

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)
                                  Balance Sheet
                                December 31, 1999

ASSETS

Cash and cash equivalents                                                                    $   152,293
Restricted cash                                                                                   57,645
Real estate taxes and other escrows                                                               50,511
Deferred financing fees, net of accumulated amortization of $8,941                                88,599
Other                                                                                             12,472
                                                                                            ------------
                                                                                                 361,520
Investment in real estate, at cost:
   Land                                                                                          315,334
   Land improvements                                                                             284,714
   Building and improvements                                                                   4,863,459
   Fixtures and equipment                                                                        137,689
                                                                                            ------------
                                                                                               5,601,196
   Accumulated depreciation                                                                     (435,783)
                                                                                            ------------
                                                                                               5,165,413
                                                                                            ------------
Total assets                                                                                  $5,526,933
                                                                                            ============
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                            $     54,507
Accrued real estate taxes                                                                         87,940
Tenants' security deposits                                                                        17,958
Due to affiliates                                                                                  4,713
Mortgage loan payable                                                                          4,618,965
                                                                                            ------------
Total liabilities                                                                              4,784,083
Partners' capital, 11,513 limited partnership units issued and
   outstanding                                                                                   742,850
                                                                                            ------------
Total liabilities and partners' capital                                                       $5,526,933
                                                                                            ============


SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                              Statements of Income


                                                                              YEAR ENDED DECEMBER 31
                                                                              1999              1998
                                                                          ------------------------------
REVENUE

Rental                                                                      $1,286,902        $1,268,009
Interest                                                                        22,951             5,405
Other                                                                           71,712            68,033
                                                                          ------------------------------
Total revenue                                                                1,381,565         1,341,447

EXPENSES
Property operations                                                            289,912           282,413
Interest                                                                       270,630           232,500
Real estate taxes                                                                2,142           105,425
Repairs and maintenance                                                         41,364            23,287
Advertising                                                                     28,587            27,409
Depreciation and amortization                                                  284,401           160,323
General and administrative                                                     160,181           257,148
Management fees - Affiliate                                                     67,197            67,526
                                                                          ------------------------------
                                                                             1,144,414         1,156,031
                                                                          ------------------------------
Net income                                                                   $ 237,151         $ 185,416
                                                                          ==============================
Net income allocated to general partners                                      $ 23,715          $ 18,542
                                                                          ==============================
Net income allocated to limited partners                                     $ 213,436         $ 166,874
                                                                          ==============================

Net income allocated to limited partners per weighted-average limited
   partnership unit outstanding                                               $  18.53          $  14.47
                                                                          ==============================
Weighted-average limited partnership units outstanding                          11,516            11,529
                                                                          ==============================


SEE ACCOMPANYING NOTES.

                       ChrisKen Growth and Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)
                         Statements of Partners' Capital
                     Years ended December 31, 1999 and 1998


                                                                  PARTNERS' CAPITAL ACCOUNTS
                                                 --------------------------------------------------------------
                                                       GENERAL              LIMITED
                                                       PARTNERS             PARTNERS                TOTAL
                                                 --------------------------------------------------------------
Balance at January 1, 1998                             $  2,670            $2,484,648           $2,487,318
Distributions (A)                                             -              (288,225)            (288,225)
Net income                                               18,542               166,874              185,416
                                                 --------------------------------------------------------------
Balance at December 31, 1998                             21,212             2,363,297            2,384,509
Repurchase of limited partnership units                       -                (5,120)              (5,120)
Distributions (A)                                             -            (1,873,690)          (1,873,690)
Net income                                               23,715               213,436              237,151
                                                 --------------------------------------------------------------
Balance at December 31, 1999                            $44,927           $   697,923          $   742,850
                                                 ==============================================================


Note (A): Summary of quarterly cash distributions paid per limited partnership unit excluding the $130.00 distribution per limited partnership unit from the excess proceeds of the new mortgage loan in 1999:


                                                         1999              1998
                                                   -----------------------------
                First quarter                            $8.83            $6.30
                Second quarter                            8.65             6.16
                Third quarter                             8.73             6.24
                Fourth quarter                            6.53             6.30


SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)
                            Statements of Cash Flows


                                                                                YEAR ENDED DECEMBER 31
                                                                                  1999            1998
                                                                          --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $   237,151    $   185,416
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
     Depreciation                                                                 275,460        160,323
     Amortization                                                                   8,941              -
     Net changes in operating assets and liabilities:
       (Increase) decrease in real estate taxes and other escrows                 (12,480)        11,954
       (Increase) decrease in other assets                                        (10,129)        10,048
       Decrease in accounts payable and accrued expenses                          (24,195)       (10,872)
       Decrease in tenants' security deposits                                      (1,310)          (590)
       Increase in due to affiliates                                                1,172          3,541
                                                                          --------------------------------
Net cash flows provided by operating activities                                   474,610        359,820

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                            (76,102)       (30,524)
                                                                          --------------------------------
Cash flows used in investing activities                                           (76,102)       (30,524)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage loan payable                                             (3,000,000)             -
Proceeds from new mortgage loan payable                                         4,635,000              -
Principal payments                                                                (16,035)             -
Financing costs                                                                   (97,540)             -
Repurchase of limited partnership units                                            (5,120)             -
Distributions to limited partners                                              (1,873,690)      (288,225)
                                                                          --------------------------------
Net cash flows used in financing activities                                      (357,385)      (288,225)
                                                                          --------------------------------
Net increase in cash and cash equivalents                                          41,123         41,071
Cash and cash equivalents, beginning of year                                      111,170         70,099
                                                                          --------------------------------
Cash and cash equivalents, end of year                                        $   152,293    $   111,170
                                                                          ================================
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                     $   263,946    $   232,500
                                                                          ================================


SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)
                          Notes to Financial Statements
                     Years ended December 31, 1999 and 1998

1.  NATURE OF BUSINESS

ORGANIZATIONAL DATA

ChrisKen Growth & Income L.P. II (the Partnership) is a Delaware Limited Partnership, organized on May 9, 1989, with ChrisKen Income Properties, Inc. II (Managing General Partner) and ChrisKen Limited Partnership II as the General Partners. Pursuant to a public offering (the Offering), the Partnership sold 11,529 limited partnership units at $500 for each unit. The proceeds of the Offering were used to acquire Barrington Estates (the Property), a 144-unit residential rental complex. During 1999, the Partnership offered to repurchase up to 525 limited partnership units at $320 per unit. A total of 16 units were submitted to the Partnership for repurchase pursuant to this offer.

SEGMENT OF BUSINESS

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

DEFERRED FINANCING FEES

Deferred financing fees are amortized over the life of the related loan using a method approximating the effective interest method.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)
                    Notes to Financial Statements (continued)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT IN REAL ESTATE

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

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States, which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally depreciation expense and prepaid rent. The net effect of these accounting differences is that net income recognized in the financial statements for 1999 and 1998 is approximately $19,217 lower and $39,491 greater, respectively, than the taxable income of the Partnership for the same periods. The aggregate cost of real estate for federal income tax purposes at December 31, 1999 is $7,703,756.

4.  PARTNERSHIP AGREEMENT

The Limited Partners are entitled to receive 90% of, and the General Partners 10% of, any operating cash flow, as defined, provided, however, that the General Partners' 10% shall be subordinated in each year to receipt by the Limited Partners of a preferential, noncumulative, noncompounded return on their adjusted investment, as defined, equal to 9% per annum (the Annual Preferred Return). Distributions to partners in 1999 and 1998 were not sufficient to meet the Annual Preferred Return.

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

Profits and losses from operations are allocated between the General Partners and the Limited Partners in the same proportion as distributions of operating cash flow attributable to such year, although if no such distributions are made in such year, profit and loss shall be allocated 99% to the Limited Partners and 1% to the General Partners. Profits resulting from the sale or other disposition of Partnership real estate assets shall be allocated first to the Limited Partners until they have received an amount so that their capital account balances equal their adjusted investment, then to the Limited Partners until their capital account balances equal their unpaid preferential distribution, as defined, plus their adjusted investment, and thereafter, the remainder will be allocated 85% to the Limited Partners and 15% to the General Partners. To reflect the cash flow priorities of the respective partners, profit and loss have been allocated 90% to the Limited Partners and 10% to the General Partners for financial reporting purposes only. Ultimate cash flow distributions continue to be subject to the preferential return computation described above.

The Partnership shall continue until December 31, 2028, unless sooner terminated pursuant to the applicable provisions of the Partnership Agreement.

The Partnership maintains working capital reserves between 1% and 5% of the proceeds of the limited partnership units sold as provided in the Partnership Agreement. To the extent necessary and in accordance with the Partnership Agreement, the Managing General Partner, at its discretion, may adjust the level of working capital reserves to meet cash requirement needs of the Partnership. At December 31, 1999, cash restricted for working capital reserve purposes was $57,645.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)
                    Notes to Financial Statements (continued)

5.  RELATED PARTY TRANSACTIONS

The Partnership pays management fees to ChrisKen Real Estate Management Company, Inc. ("ChrisKen"), an affiliate of the General Partners, in an amount equal to 5% of property gross collections, as defined in the management agreement. Total management fees for 1999 and 1998 were $67,197 and $67,526, respectively. The management agreement is subject to annual renewal. In addition, the Partnership reimbursed ChrisKen for personnel costs directly attributable to property operations totaling $121,826 and $113,462 in 1999 and 1998, respectively. These costs are included in property operation expenses in the accompanying statements of income.

6.  MORTGAGE LOAN PAYABLE

The Partnership's nonrecourse first mortgage loan payable of $3,000,000 bearing interest at 7.75% was refinanced in July 1999 from the proceeds of a new $4,635,000 mortgage loan payable. The new mortgage loan payable bears interest at 6.77% and requires monthly payments of principal and interest of $30,124 through the maturity date of August 31, 2004 at which time all outstanding principal and interest are due. The new mortgage loan payable is collateralized by the Partnership's real estate, a security agreement, and an assignment of rents. The new mortgage loan payable may be prepaid at any time after September 1, 2000 with the payment of a penalty, as defined in the loan documents. The Partnership incurred financing costs of $97,540 in connection with the refinancing. These costs have been capitalized as deferred financing fees on the balance sheet. The net proceeds from the refinancing were distributed to the Limited Partners in the amount of $1,496,690 or $130 per unit in August 1999, as stipulated by the Partnership Agreement.

Future maturities for the next five years are as follows:


YEAR                                                        AMOUNT
---------------------------------------------------------------------
2000                                                     $     50,329
2001                                                           53,844
2002                                                           57,604
2003                                                           61,627
2004                                                        4,395,561
                                                      ---------------
                                                           $4,618,965
                                                      ===============


                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)
                    Notes to Financial Statements (continued)

7.  OTHER MATTERS

In February 1998, a lawsuit was filed against the Partnership by a prospective buyer of the Property regarding termination of the contract to sell the Property. The lawsuit was settled as of June 1, 1998. Settlement costs and related legal fees charged to general and administrative expense pertaining to this matter amounted to $88,921 in 1998.

8.       REAL ESTATE TAX REFUND

During 1999, the Partnership successfully appealed the real estate tax assessments for the period from 1995 through 1997 and the Partnership received a refund in the amount of $57,412, net of consulting fees of $9,483 and excluding interest earned of $8,513. This amount is included in the statement of income as a reduction to real estate tax expense in 1999.