Form 10QSB
period 2000-03-31
CHRISKEN GROWTH & INCOME LP II
filed 2000-05-15
CIK 850625

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

[X]         QUARTERLY REPORT UNDER SECTION 13
      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000


[ ]         TRANSITION REPORT UNDER SECTION 13
      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______ to _______


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

Check whether the issuer (1) filed all re-ports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   ----   ----

                        CHRISKEN GROWTH & INCOME L.P. II

                                      INDEX

PART I         Financial Information                                    PAGE
     Item 1.   Financial Statements (UNAUDITED)

               Condensed Balance Sheet at March 31, 2000                   2

               Condensed Statements of Income for the
               Three Months Ended March 31,
               2000 and 1999                                               3

               Condensed Statement of Partners' Capital for
               the Three Months Ended
               March 31, 2000                                              4

               Condensed Statements of Cash Flows for
               the Three Months Ended
               March 31, 2000 and 1999                                     5

               Notes to Condensed Financial Statements                     6

     Item 2.   Management's Discussion and Analysis
               or Plan of Operation                                        7


PART II.       Other Information

     Item 1.   Legal Proceedings                                           9

     Item 2.   Changes in Securities and Use of Proceeds                   9

     Item 3.   Defaults Upon Senior Securities                             9

     Item 4.   Submissions of Matters to a Vote of
               Security Holders                                            9

     Item 5.   Other Information                                           9

     Item 6.   Exhibits and Reports on Form 8-K                            9


SIGNATURE                                                                 10


                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                             Condensed Balance Sheet

                                 March 31, 2000
                                   (UNAUDITED)


ASSETS
Cash and cash equivalents                                                                   $    104,272
Restricted cash                                                                                   57,645
Real estate taxes and other escrows                                                               77,485
Deferred financing fees, net of accumulated amortization of $13,818                               83,722
Other                                                                                             10,135
                                                                                        -------------------
                                                                                                 333,259

Investment in real estate, at cost:
Land                                                                                             610,048
Buildings and improvements                                                                     4,863,459
Equipment                                                                                        153,295
                                                                                        -------------------
                                                                                               5,626,802
Accumulated depreciation                                                                        (504,648)
                                                                                        -------------------
Total assets                                                                                $  5,455,413
                                                                                        ===================

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                            $     50,218
Accrued real estate taxes                                                                        114,770
Tenants' security deposits                                                                        17,493
Mortgage loan payable                                                                          4,606,699
                                                                                        -------------------
Total liabilities                                                                              4,789,180

Partners' capital, 11,516 limited partnership units issued and outstanding
                                                                                                 666,233
                                                                                        -------------------
Total liabilities and partners' capital                                                     $  5,455,413
                                                                                        ===================

SEE ACCOMPANYING NOTES.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                       Condensed Statements of Operations
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                             2000              1999
                                                                       ------------------------------------
REVENUE
Rental                                                                      $  311,483       $  315,884
Interest                                                                         1,916            1,487
Other                                                                           14,971           21,308
                                                                       ------------------------------------
Total revenue                                                                  328,370          338,679

EXPENSES
Property operations                                                             58,092           66,243
Depreciation                                                                    73,742           68,865
Interest                                                                        78,107           58,125
General and administrative                                                     103,137           85,581
Management fees - Affiliate                                                     16,750           16,651
                                                                       ------------------------------------
Total expenses                                                                 329,828          295,465
                                                                       ====================================
Net income (loss)                                                           $   (1,458)      $   43,214
                                                                       ====================================
Net income (loss) allocated to general partners                             $     (146)      $    4,321
                                                                       ====================================
Net income (loss) allocated to limited partners                             $   (1,312)      $   38,893
                                                                       ====================================
Net income (loss) allocated to limited partners per limited
   partnership units outstanding                                            $     (.11)      $     3.37
                                                                       ====================================
Limited partnership units outstanding                                           11,516           11,529
                                                                       ====================================

SEE ACCOMPANYING NOTES.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Condensed Statement of Partners' Capital

                        Three months ended March 31, 2000
                                   (UNAUDITED)

                                                             PARTNERS' CAPITAL ACCOUNTS
                                           ----------------------------------------------------------------
                                                 GENERAL                LIMITED
                                                 PARTNERS               PARTNERS               TOTAL
                                           ----------------------------------------------------------------

Balance at January 1, 2000                        $44,927                $697,923             $742,850
Distributions (A)                                       -                 (75,159)             (75,159)
Net income (loss)                                    (146)                 (1,312)              (1,458)
                                           ----------------------------------------------------------------
Balance at March 31, 2000                         $44,781                $621,452             $666,233
                                           ================================================================

(A) Cash distributions paid per limited partnership unit were $6.53.

SEE ACCOMPANYING NOTES.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                       Condensed Statements of Cash Flows
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                             2000              1999
                                                                       ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $   (1,458)      $   43,214
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
     Depreciation                                                               68,865           68,865
     Amortization                                                                4,877                -
     Net changes in operating assets and liabilities:
       Increase in real estate taxes and other escrows                         (26,974)         (16,648)
       Decrease (increase) in other assets                                       2,337           (4,613)
       Increase in accounts payable and accrued expenses                        22,541           37,922
       Decrease in tenants' security deposits                                     (465)             210
       Decrease in due to affiliates                                            (4,713)          (3,541)
                                                                       ------------------------------------
Net cash flows provided by operating activities                                 65,010          125,409

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                         (25,606)         (10,997)
                                                                       ------------------------------------
Cash flows used in investing activities                                        (25,606)         (10,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments                                                             (12,266)               -
Distributions to limited partners                                              (75,159)        (101,800)
                                                                       ------------------------------------
Cash flows used in financing activities                                        (87,425)        (101,800)
                                                                       ------------------------------------
Net increase in cash and cash equivalents                                      (48,021)          12,612
Cash and cash equivalents, beginning of period                                 152,293          111,170
                                                                       ------------------------------------
Cash and cash equivalents, end of period                                     $ 104,272        $ 123,782
                                                                       ====================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                 $   78,107       $   58,125
                                                                       ====================================

SEE ACCOMPANYING NOTES.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                     Notes to Condensed Financial Statements
                                   (UNAUDITED)


1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the financial statements and notes thereto included in the Chrisken Growth & Income L.P. II's (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       ChrisKen Growth & Income L.P. II (the Partnership) is a Delaware limited partnership formed in 1989. The Partnership owns and operates a 144 unit residential rental complex known as Barrington Estates (the Property) located in Indianapolis, Indiana. Pursuant to a public offering (the Offering) the Partnership sold 11,529 limited partnership units. The proceeds of the Offering were used to acquire the Property.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2000, the Partnership had cash and cash equivalents of $104,272 compared to $152,293 at December 31, 1999. The decrease in cash and cash equivalents during the three months ended March 31, 2000, is the result of decreased accounts payable and mortgage principal and increased real estate tax and insurance escrows, and investment in real estate.
Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of March 31, 2000, and December 31, 1999) which the General Partners believe is adequate to satisfy cash requirement needs. Management has budgeted the following major repairs or improvements to the property to be completed during 2000: seal coat entire property ($9,000), sprinkler system ($8,500), electrical upgrades for 100 kitchens ($30,000), paint and repair 21 porches ($8,400), and continued carpet ($37,000) and appliance replacement ($18,900) as needed due to obsolescence.

       The current mortgage indebtedness of $4,606,699, with an interest rate of 6.77%, matures on August 31, 2004. Under the terms of the loan, the monthly principal and interest payments are $30,124. In addition to providing current beneficial financing terms, the General Partners believe the new loan should be very attractive to potential buyers of the Property, as it is assumable at a 1% fee, subject to lender approval.

       The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At March 31, 2000, the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

RESULTS OF OPERATIONS

       The Property was 98% occupied as of March 31, 2000, 97% as of December 31, 1999, and 98% as of March 31, 1999. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 2000.
The Partnership had total revenues of $328,370 for the three months ended March 31, 2000, compared to total revenues of $338,679 for the three months ended March 31, 1999. Revenues decreased in 2000, from 1999 levels, mainly due to increased vacancy and employee unit expense offsetting slightly higher rental rates, as well as a 30% decrease in sundry income. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $329,828 for the three months ended March 31, 2000, compared to $295,465 for the three months ended March 31, 1999. Total expenses increased due to higher general and administrative and mortgage interest expense, partially offset by decreased property operation expenses. Property operation expenses are lower in 2000, as compared to 1999, primarily due to lower grounds maintenance and supplies, water and sewer, plumbing repairs and supplies, and painting and decorating expenditures offset by higher structural repair, and maintenance costs. Depreciation and amortization expense is higher in 2000 due to the amortization of mortgage loan fees, for which there is no comparable expense in the first quarter of 1999. General and administrative expenses increased in 2000, as compared to 1999, due to higher accounting and tax service, marketing, medical insurance and administrative expenses and administrative salaries, partially offset by decreased training, insurance and corporate suite expenses. Management fees in 2000 are consistent with 1999 management fee expense.

       For the three months ended March 31, 2000, the Partnership had net loss of $1,458 compared to net income of $43,214 for the three months ended March 31, 1999, due to slightly lower revenue, and increased expenses for the three months ended March 31, 2000, compared to the same period in 1999 as discussed above.

       Net cash flows provided by operating activities for the three months ended March 31, 2000, were $65,010 compared to net cash flows provided by operating activities of $125,409 for the three months ended March 31, 1999. The decrease in net cash flows provided by operating activities was attributable primarily to decreases in net income before depreciation and amortization expense and increased real estate tax and other escrows, offset by an increase in accounts payable and accrued expenses. The Partnership paid distributions of $75,159 during the three months ended March 31, 2000, as compared to $101,800 during the three months ended March 31, 1999. The decrease in distributions in 2000, as compared to the same period one year ago, is due in part to the reconciliation of distributions paid in 1999 to distributable proceeds during the period and increased financing costs as a result of the new mortgage loan. The General Partners anticipate that the level of additional 2000 quarterly distributions to Limited Partners is dependant on overall Property performance.

       Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which Barrington Estates competes and/or unanticipated changes in expenses or capital expenditures.

                                PART II

                    CHRISKEN GROWTH AND INCOME L.P. II
                     (A DELAWARE LIMITED PARTNERSHIP)



       Items 1 through 5 are omitted because of the absence of conditions under which they are required.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits.

                Exhibit 27, Financial Data Schedule

           (B)  Reports on Form 8-K.

                No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

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


                                       ChrisKen Growth & Income L.P. II
                                       --------------------------------
                                               (Registrant)


                                            By: ChrisKen Income Properties
                                                Inc., II, Managing General
                                                Partner


Date:  May 5, 2000                              By: /s/John F. Kennedy
                                                    -------------------
                                                    John F. Kennedy
                                                    Director and President