Form 10QSB
period 2000-06-30
CHRISKEN GROWTH & INCOME LP II
filed 2000-08-14
CIK 850625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

Yes   X   No
     ---     ---

                        CHRISKEN GROWTH & INCOME L.P. II

                                      INDEX

PART I              FINANCIAL INFORMATION                                  PAGE
                    ---------------------                                  ----
         Item 1.    Condensed Financial Statements (UNAUDITED)

                    Condensed Balance Sheet at June 30, 2000                 2

                    Condensed Statements of Income for the
                    Three and Six Months Ended
                    June 30, 2000 and 1999                                   3

                    Condensed Statement of Partners' Capital for
                    the Six Months Ended June 30, 2000                       4

                    Condensed Statements of Cash Flows for
                    the Six Months Ended
                    June 30, 2000 and 1999                                   5

                    Notes to Condensed Financial Statements                  6

         Item 2.    Management's Discussion and Analysis
                    or Plan of Operation                                     7


PART II.            OTHER INFORMATION
                    -----------------

         Item 1.    Legal Proceedings                                        9

         Item 2.    Changes in Securities                                    9

         Item 3.    Defaults Upon Senior Securities                          9

         Item 4.    Submissions of Matters to a Vote of
                    Security Holders                                         9

         Item 5.    Other Information                                        9

         Item 6.    Exhibits and Reports on Form 8-K                         9


SIGNATURE                                                                    10

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                             Condensed Balance Sheet

                                  June 30, 2000
                                   (UNAUDITED)


ASSETS
Cash and cash equivalents                                                                                      $    97,897
Restricted cash                                                                                                     57,645
Real estate taxes and other escrows                                                                                104,459
Deferred financing fees, net of accumulated amortization of $18,695                                                 78,845
Other                                                                                                               12,741
                                                                                                          ------------------
                                                                                                                   351,587

Investment in real estate, at cost:
Land                                                                                                               610,048
Buildings and improvements                                                                                       4,863,459
Equipment                                                                                                          168,121
                                                                                                          ------------------
                                                                                                                 5,641,628
Accumulated depreciation                                                                                          (573,513)
                                                                                                          ------------------
                                                                                                                 5,068,115

Total assets                                                                                                    $5,419,702
                                                                                                          ==================

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                                              $     54,381
Accrued real estate taxes                                                                                          141,600
Tenants' security deposits                                                                                          17,103
Mortgage loan payable                                                                                            4,594,225
                                                                                                          ------------------
Total liabilities                                                                                                4,807,309

Partners' capital, 11,513 limited partnership units issued and outstanding                                         612,393
                                                                                                          ------------------

Total liabilities and partners' capital                                                                         $5,419,702
                                                                                                          ==================

SEE ACCOMPANYING NOTE.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                         Condensed Statements of Income
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        JUNE 30                               JUNE 30
                                                                2000               1999               2000               1999
                                                        ---------------------------------------------------------------------------
REVENUE
Rental                                                         $316,406            $315,978           $627,889           $631,862
Interest                                                          1,400                 987              3,316              2,474
Other                                                            18,246              19,671             33,217             40,979
                                                        ---------------------------------------------------------------------------
Total revenue                                                   336,052             336,636            664,422            675,315

EXPENSES
Property operations                                              80,737             100,039            138,829            166,282
Depreciation                                                     68,865              68,865            137,730            137,730
Interest                                                         82,775              58,125            165,759            116,250
General and administrative                                       67,041              63,415            170,179            148,996
Management fees - Affiliate                                      16,131              16,999             32,881             33,652
                                                        ---------------------------------------------------------------------------
Total expenses                                                  315,549             307,443            645,378            602,910
                                                        ---------------------------------------------------------------------------
Net income                                                     $ 20,503            $ 29,193           $ 19,044           $ 72,405
                                                        ===========================================================================
Net income allocated to general partners                      $   2,050           $   2,913          $   1,904          $   7,240
                                                        ===========================================================================
Net income allocated to limited partners                       $ 18,453            $ 26,280           $ 17,140           $ 65,165
                                                        ===========================================================================
Net income allocated to limited partners per
   limited partnership units outstanding                         $ 1.60               $2.28              $1.49             $5.66
                                                        ===========================================================================
Limited partnership units outstanding                            11,513              11,513             11,513             11,513
                                                        ===========================================================================

SEE ACCOMPANYING NOTE.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Condensed Statement of Partners' Capital

                         Six months ended June 30, 2000
                                   (UNAUDITED)

                                                                        PARTNERS' CAPITAL ACCOUNTS
                                                          --------------------------------------------------------
                                                           GENERAL PARTNERS  LIMITED PARTNERS        TOTAL
                                                          --------------------------------------------------------
Balance at January 1, 2000                                       $44,927             $697,923          $742,850
Distributions (A)                                                      -             (149,501)         (149,501)
Net income                                                         1,904               17,140            19,044
                                                          --------------------------------------------------------
Balance at June 30, 2000                                         $46,831             $565,562          $612,393
                                                          ========================================================

(A) Summary of 2000 quarterly cash distributions paid per limited partnership unit:

First quarter                                                 $6.53
Second quarter                                                $6.46
 .

SEE ACCOMPANYING NOTE.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                       Condensed Statements of Cash Flows
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30
                                                                                               2000              1999
                                                                                        ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $     19,044       $     72,405
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                                               137,730            137,730
     Amortization                                                                                 9,754
     Net changes in operating assets and liabilities:
       Increase in real estate taxes and other escrows                                          (53,948)           (45,807)
       Increase in other assets                                                                    (269)              (252)
       Increase in accounts payable and accrued expenses                                         53,534             33,314
       Decrease in tenants' security deposits                                                      (855)
       Decrease in due to affiliates                                                             (4,713)            (3,541)
                                                                                        ------------------------------------
Net cash flows provided by operating activities                                                 160,277            193,849

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                                          (40,432)           (42,473)
                                                                                        ------------------------------------
Cash flows used in investing activities                                                         (40,432)           (42,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments                                                                              (24,740)
Repurchase of limited partnership units                                                               -             (5,120)
Distributions to limited partners                                                              (149,501)          (201,380)
                                                                                        ------------------------------------
Cash flows used in financing activities                                                        (174,241)          (206,500)
                                                                                        ------------------------------------
Net increase in cash and cash equivalents                                                       (54,396)           (55,124)
Cash and cash equivalents, beginning of period                                                  152,293            111,170
                                                                                        ------------------------------------
Cash and cash equivalents, end of period                                                   $     97,897      $      56,046
                                                                                        ====================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                                 $   156,005       $    116,250
                                                                                        ====================================

SEE ACCOMPANYING NOTE.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                     Note to Condensed Financial Statements
                                   (UNAUDITED)


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


 10q                                      6

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Partnership had cash and cash equivalents of $97,897 compared to $152,293 at December 31, 1999. The decrease in cash and cash equivalents during the six months ended June 30, 2000, is the result of decreased accounts payable and mortgage principal and increased real estate tax and insurance escrows, and investment in real estate. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of June 30, 2000, and December 31, 1999) which the General Partners believe is adequate to satisfy cash requirement needs. Management has budgeted the following major repairs or improvements to the property to be completed during 2000: seal coat entire property ($9,000), sprinkler system ($8,500), electrical upgrades for 100 kitchens ($30,000), paint and repair 21 porches ($8,400), and continued carpet ($37,000) and appliance replacement ($18,900) as needed due to obsolescence.

         The current mortgage indebtedness of $4,594,225, with an interest rate of 6.77%, matures on August 31, 2004. Under the terms of the loan, the monthly principal and interest payments are $30,124. In addition to providing current beneficial financing terms, the General Partners believe the loan should be very attractive to potential buyers of the Property, as it is assumable at a 1% fee, subject to lender approval.

         The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At June 30, 2000, the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service the existing indebtedness.

RESULTS OF OPERATIONS

         The Property was 96.5% occupied as of June 30, 2000, 97% as of December 31, 1999, and 97% as of June 30, 1999. Management believes that occupancy at the Property will be approximately 95 - 98% for the remainder of 2000. The Partnership had total revenues of $664,422 for the six months ended June 30, 2000, compared to total revenues of $675,315 for the six months ended June
 30, 1999. Revenues decreased in 2000, from 1999 levels, mainly due to increased employee and model unit expense offsetting slightly higher rental rates, as well as a 19% decrease in sundry income. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $645,378 for the six months ended June 30, 2000, compared to $602,910 for the six months ended June 30, 1999. Total expenses increased due to higher general and administrative and mortgage interest expense, partially offset by decreased property operation expenses. Mortgage interest expense increased due to the 1999 mortgage refinancing. In July 1999, the Partnership refinanced its $3,000,000, 7.75% interest only mortgage with a new $4,635,000 loan with a 6.77% interest rate. Current mortgage indebtedness is discussed under LIQUIDITY AND CAPITAL RESOURCES. Property operation expenses are lower in 2000, as compared to 1999, primarily due to lower grounds maintenance and supplies, water and sewer, plumbing repairs and supplies, heating, ventilation and air conditioning, swimming pool, carpet and painting and decorating expenditures, offset by higher rubbish removal, structural repair, and maintenance costs. Depreciation and amortization expense is higher in 2000 due to amortization of mortgage loan fees, for which there is no comparable expense in the first six months of 1999. General and administrative expenses increased in 2000, as compared to 1999, due to higher accounting and tax service, marketing, medical insurance, administrative salaries and payroll administration expense, partially offset by decreased training, data processing, professional fees, and corporate suite expenses. Management fees in 2000 are consistent with 1999 management fee expense.

         For the six months ended June 30, 2000, the Partnership had net income of $19,044 compared to net income of $72,405 for the six months ended June 30, 1999, due to slightly lower revenue, and increased expenses for the six months ended June 30, 2000, compared to the same period in 1999 as discussed above.

         Net cash flows provided by operating activities for the six months ended June 30, 2000, were $160,277 compared to net cash flows provided by operating activities of $193,849 for the six months ended June 30, 1999. The decrease in net cash flows provided by operating activities was attributable primarily to a decrease in net income before depreciation expense and an increase in real estate tax and other escrows, offset by a increase in accrued real estate taxes. The Partnership paid distributions of $149,501 during the six months ended June 30, 2000, as compared to $201,380 during the six months ended June 30, 1999. The decrease in distributions in 2000, as compared to the same period one year ago, is due in part to the reconciliation of distributions paid in 1999 to distributable proceeds during the period and increased financing costs as a result of the new mortgage loan. The General Partners anticipate that the level of additional 2000 quarterly distributions to Limited Partners is dependant on overall Property performance. Although the property is not currently marketed for sale, the General Partners will continue to explore any opportunity deemed advantageous to the Partnership, including the liquidation of the asset.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits.

                  Exhibit 27, Financial Data Schedule

           (b)    Reports on Form 8-K.

                  No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

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


                             Chrisken Growth & Income L.P. II
                             --------------------------------
                                      (Registrant)


                                 By:   ChrisKen Income Properties
                                       Inc., II Managing General
                                       Partner


Date: August 10, 2000                  By:   /s/ John F. Kennedy
                                           ----------------------------
                                       John F. Kennedy
                                       Director and President