Form 10QSB
period 2000-09-30
CHRISKEN GROWTH & INCOME LP II
filed 2000-11-14
CIK 850625

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-20129

ChrisKen Growth & Income L.P. II
(Exact name of small business issuer as specified in its
certificate of Limited Partnership)

Delaware	36-3644609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

ChrisKen Growth & Income L.P. II

INDEX

			PAGE
PART I		Financial Information
	Item 1.	Condensed Financial Statements (Unaudited)
		Condensed Balance Sheet at September 30, 2000	2
		Condensed Statements of Income for the Three and Nine Months Ended September 30, 2000 and 1999	3
		Condensed Statement of Partners' Capital for the Nine Months Ended September 30, 2000	4
		Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999	5
		Notes to Condensed Financial Statements	6
	Item 2.	Management's Discussion and Analysis or Plan of Operation	7
PART II.		Other Information
	Item 1.	Legal Proceedings	9
	Item 2.	Changes in Securities
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submissions of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K
SIGNATURE			10

Chrisken Growth & Income L.P. II

(A Delaware Limited Partnership)

Condensed Balance Sheet

September 30, 2000

(Unaudited)

Assets
Cash and cash equivalents	$48,082
Restricted cash	57,645
Real estate taxes and other escrows	85,352
Deferred financing fees, net of accumulated amortization of $23,572	73,968
Other	16,343

281,390
Investment in real estate, at cost:
Land and land improvements	610,048
Buildings and improvements	4,873,243
Equipment	192,372

5,675,663
Accumulated depreciation	(642,378)

5,033,285
Total assets	$5,314,675

Liabilities and partners' capital
Accounts payable	$51,579
Accrued real estate taxes	114,931
Tenants' security deposits	17,529
Mortgage loan payable	4,581,539

Total liabilities	4,765,578
Partners' capital, 11,516 limited partnership units issued and outstanding	549,097

Total liabilities and partners' capital	$5,314,675

See accompanying note.

Chrisken Growth & Income L.P. II

(A Delaware Limited Partnership)

Condensed Statements of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Revenue
Rental	$318,498	$321,403	$946,388	$953,265
Interest	993	12,304	4,309	14,778
Other	19,236	18,454	52,758	59,433

Total revenue	338,727	352,161	1,003,455	1,027,476
Expenses
Property operations	98,845	84,666	237,674	250,948
Depreciation	68,865	68,865	206,595	206,595
Interest	82,563	80,184	248,322	196,434
General and administrative	60,548	7,830	231,032	156,825
Management fees—affiliate	16,860	16,724	49,741	50,376

Total expenses	327,681	258,269	973,364	861,178

Net income	$11,046	$93,892	$30,091	$166,298

Net income allocated to general partners	$1,105	$9,389	$3,009	$16,629

Net income allocated to limited partners	$9,941	$84,503	$27,082	$149,669

Net income allocated to limited partner per limited partnership unit outstanding	$.86	$7.34	$2.35	$13.00

Limited partnership units outstanding	11,516	11,513	11,516	11,513

See accompanying note.

Chrisken Growth & Income L.P. II

(A Delaware Limited Partnership)

Condensed Statement of Partners' Capital

Nine months ended September 30, 2000

(Unaudited)

	Partners' Capital Accounts
	General Partners	Limited Partners	Total
Balance at January 1, 2000	$44,927	$697,923	$742,850
Distributions (A)	—	(223,844)	(223,844)
Net income	3,009	27,082	30,091

Balance at September 30, 2000	$47,936	$501,161	$549,097

(A)
Summary of 2000 quarterly cash distributions paid per limited partnership unit:

First quarter	$6.53
Second quarter	$6.46
Third quarter	$6.46

See accompanying note.

Chrisken Growth & Income L.P. II

(A Delaware Limited Partnership)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2000	1999
Cash flows from operating activities
Net income	$30,091	$166,298
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	221,226	210,644
Net changes in operating assets and liabilities:
(Increase) in real estate taxes and other escrows	(34,841)	(15,917)
(Increase) in other assets	(3,871)	(9,029)
Increase (decrease) in accounts payable and accrued expenses	24,063	(6,864)
(Decrease) increase in tenants' security deposits	(429)	175
Decrease in due to affiliates	(4,713)	(3,541)

Net cash flows provided by operating activities	231,526	341,766
Cash flows from investing activities
Additions to investment in real estate	(74,467)	(58,920)

Cash flows used in investing activities	(74,467)	(58,920)
Cash flows from financing activities
Proceeds from mortgage loan payable	—	4,635,000
Repayment of mortgage loan payable	—	(3,000,000)
Principal payments	(37,426)	(3,975)
Financing fees	—	(97,169)
Repurchase of limited partnership units	—	(5,120)
Distributions	(223,844)	(1,798,532)

Net cash flows used in financing activities	(261,270)	(269,796)

Net (decrease) increase in cash and cash equivalents	(104,211)	13,050
Cash and cash equivalents, beginning of period	152,293	111,170

Cash and cash equivalents, end of period	$48,082	$124,220

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$233,691	$196,434

See accompanying note.

Chrisken Growth & Income L.P. II
(A Delaware Limited Partnership)
Note to Condensed Financial Statements
(Unaudited)

1.  Interim Accounting Policies

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the financial statements and notes thereto included in the Chrisken Growth & Income L.P. II's (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Liquidity and Capital Resources

    At September 30, 2000, the Partnership had cash and cash equivalents of $48,082 compared to $152,293 at December 31, 1999. The decrease in cash and cash equivalents during the nine months ended September 30, 2000, is the result of decreased accounts payable and mortgage principal and increased real estate tax escrows, prepaid insurance and investment in real estate. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of September 30, 2000, and December 31, 1999) which the General Partners believe is adequate to satisfy cash requirement needs. Management has budgeted the following major repairs or improvements to the property to be completed during the remainder of 2000: electrical upgrades for 100 kitchens ($24,000), paint and repair 21 porches ($8,400), and continued carpet ($12,000) and appliance replacement ($9,000) as needed due to obsolescence.

    The current mortgage indebtedness of $4,581,539, with an interest rate of 6.77%, matures on August 31, 2004. Under the terms of the loan, the monthly principal and interest payments are $30,124. In addition to providing current beneficial financing terms, the General Partners believe the loan should be very attractive to potential buyers of the Property, as it is assumable at a 1% fee, subject to lender approval.

    The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At September 30, 2000, the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service the existing and new mortgage indebtedness.

Results of Operations

    The Property was 96.5% occupied as of September 30, 2000, 97% as of December 31, 1999, and 99% as of September 30, 1999. Management believes that occupancy at the Property will be approximately 95% - 98% for the remainder of 2000. The Partnership had total revenues of $1,003,455 for the nine months ended September 30, 2000, compared to total revenues of $1,027,477 for the nine months ended September 30, 1999. Revenues decreased in 2000 from 1999 levels mainly due to increased employee and model unit expense and a 14.5% increase in vacancy, offsetting slightly higher rental rates, as well as a 11.7% decrease in sundry income. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $973,364 for the nine months ended September 30, 2000, compared to $861,178 for the nine months ended September 30, 1999. Total expenses increased due to higher general and administrative and mortgage interest expense, partially offset by decreased property operation expenses. Mortgage interest expense increased due to the 1999 mortgage refinancing. In July 1999, the Partnership refinanced its $3,000,000, 7.75% interest only mortgage with a new $4,635,000 loan with a 6.77% interest rate. Property operation expenses are lower in 2000, as compared to 1999, primarily due to the following decreases in expense: grounds maintenance and supplies $5,608, hardware supplies $1,731, plumbing repairs and supplies $3,734, heating, ventilation and air conditioning $3,308, swimming pool $3,734, and carpet $3,924, partially offset by the following increases in expense: rubbish removal $1,529, janitorial supplies and contracts $2,263, electrical repairs $12,987, and maintenance $4,546. General and administrative expenses are higher in 2000 as compared to 1999 primarily due to the following increases in expense: accounting and tax service $25,490, medical insurance $5,531, administrative salaries $3,252 and real estate taxes $59,835, partially offset by the following decreases in expense: training $1,623, data processing $999, professional fees $1,120, and corporate suite expenses $6,007. Real estate tax expense increased in 2000, compared to the same period in 1999, due to a real estate tax refund in the amount of $59,835 received in 1999. The refund, which reduced 1999 real estate tax expense, resulted from the successful appeal of prior year assessment values. Interest expense increased due to the new mortgage, as discussed above, as well as increased amortization expense due to amortization of mortgage loan fees, for which there is no comparable expense in the first six months of 1999. Management fees in 2000 are consistent with 1999 management fee expense.

    For the nine months ended September 30, 2000, the Partnership had net income of $30,091 compared to net income of $166,298 for the nine months ended September 30, 1999, as the result of slightly lower revenue, and increased expenses for the nine months ended September 30, 2000, compared to the same period in 1999 as discussed above.

    Net cash flows provided by operating activities for the nine months ended September 30, 2000, were $231,526 compared to net cash flows provided by operating activities of $341,766 for the nine months ended September 30, 1999. The decrease in net cash flows provided by operating activities was attributable primarily to a decrease in net income before depreciation expense and an increase in real estate tax and other escrows, offset by an increase in accounts payable and accrued expenses. The Partnership paid distributions of $223,844 during the nine months ended September 30, 2000, as compared to $301,841 during the nine months ended September 30, 1999. The decrease in distributions in 2000, as compared to the same period one year ago, is due in part to the reconciliation of distributions paid in 1999 to distributable proceeds during the period and increased financing costs as a result of the new mortgage loan. The General Partners expect future quarterly distributions to Limited Partners to remain level, dependent on overall Property performance. Although the property is not currently marketed for sale, the General Partners will continue to explore any opportunity deemed advantageous to the Partnership, including the liquidation of the asset.

    Effective as of June 30, 2000, our manager, ChrisKen Real Estate Management Company, Inc. (CREMCO) was merged into a subsidiary of ChrisKen Residential Trust, a Maryland real estate investment trust (CRT). The subsidiary, CREMCO, L.L.C., assumed the management contract and now manages the Property. The General Partners believe that, in part because there were no changes in personnel at the property level or in the terms of the management contract, the merger will not have an adverse effect on the Partnership or the Property.

    Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which Barrington Estates competes and/or unanticipated changes in expenses or capital expenditures.

PART II

ChrisKen Growth & Income L.P. II

(a Delaware Limited Partnership)

Items 2 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

  Exhibit 27, Financial Data Schedule

  (b)
  Reports on Form 8-K.

  No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ChrisKen Growth & Income L.P. II (Registrant)
	By:	ChrisKen Income Properties Inc., II Managing General Partner
Date: November 9, 2000	By:	/s/ John F. Kennedy
John F. Kennedy Director and President

QuickLinks

Chrisken Growth & Income L.P. II (A Delaware Limited Partnership) Note to Condensed Financial Statements (Unaudited)
SIGNATURES