Form 10KSB
period 2000-12-31
CHRISKEN GROWTH & INCOME LP II
filed 2001-03-30
CIK 850625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ]             ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT of 1934
                  For the fiscal year ended December 31, 2000

                                       OR

[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from _______________ to _______________


                         Commission file number 0-20129
          ------------------------------------------------------------


                        CHRISKEN GROWTH & INCOME L.P. II
          ------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                  36-3644609
--------------------------------          ---------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


345 North Canal Street, Chicago, Illinois               60606
----------------------------------------- ---------------------------------
(Address of principal executive offices)              (Zip Code)


Issuer's telephone number                          (312) 454-1626


Securities registered under to Section 12(b) of the Exchange Act:


                                      None


Securities registered under Section 12(g) of the Exchange Act:


                          Limited Partnership Interests
          ------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ].

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 2000 were $1,266,422. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $5,705,500 (based on the price at which Units were offered to the public) at December 31, 2000 and March 15, 2001. The aggregate sales price does not reflect market value, it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Prospectus of the Registrant dated September 8, 1989, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-28893, are incorporated by reference in
Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Description of Business............................................  1
Item 2.   Description of Properties..........................................  2
Item 3.   Legal Proceedings..................................................  3
Item 4.   Submission of Matters to a Vote of Security Holders................  3

                                     PART II

Item 5.   Market for Registrant's Limited Partnership Interests and Related
          Security Holder  Matters...........................................  4
Item 6.   Management's Discussion and Analysis or Plan of Operation..........  4
Item 7.   Financial Statements...............................................  7
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  7

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act ........  8
Item 10.  Executive Compensation ............................................  8
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.........................................................  9
Item 12.  Certain Relationships and Related Transactions.....................  9
Item 13.  Exhibits and Reports on Form 8-K................................... 11

SIGNATURES................................................................... 12

INDEX TO FINANCIAL STATEMENTS................................................F-1

                                     PART I

Item 1.  Description of Business.
         -----------------------

     ChrisKen Growth & Income L.P. II (the "Partnership") is a Delaware limited partnership formed in 1989 for the purpose of acquiring, operating, holding for investment and disposing of one or more existing income-producing apartment complexes and/or commercial properties located primarily in the Midwestern United States. The general partners of the Partnership are ChrisKen Income Properties, Inc. II (the "Managing General Partner") and ChrisKen Limited Partnership II (the "Associate General Partner") (collectively, the "General Partners"). The Managing General Partner is an Illinois corporation, the shares of which are owned or controlled by Mr. John F. Kennedy and Mr. John S. Marten. The Associate General Partner is an Illinois limited partnership of which Mr. Kennedy and ChrisKen Equities, Inc., an affiliate of the Partnership, are the general partners. Mr. Kennedy is the President and a Director and Mr. Marten is Executive Vice President - Property Management and a Director of the controlling entity of CREMCO, L.L.C., the manager of the Property.

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

     The General Partners expected to sell the property and begin an orderly liquidation of the Partnership after operating the Property for five to eight years. In determining whether to sell or refinance, the Partnership considers factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The Partnership has been operating for approximately eleven years. The General Partners do not intend to reinvest the net proceeds from a sale of the Property in additional properties. Pursuant to the Partnership Agreement, the Partnership will terminate December 31, 2028, unless terminated earlier at the sole discretion of the Managing General Partner.

     The Partnership has no employees. The General Partners believe that CREMCO, L.L.C., the manager of the Property, has sufficient personnel and other required resources to discharge all of its responsibilities to the Partnership. The General Partners and their affiliates are permitted to perform services for the Partnership. The business of the Partnership is not seasonal and the Partnership does no foreign or export business.

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

Item 2.  Description of Property.
         -----------------------

     The Property is an apartment complex commonly known as Barrington Estates, located at 8717 Old Town West Drive, Indianapolis, Indiana and was built in 1968. The purchase price of the Property was approximately $3,775,000. In 1990, the Partnership undertook a substantial repair and improvement program (the "Renovations") with respect to the Property. Renovations were completed in 1993 with the complete renovation of apartment interiors, the addition of 17 carports, enhanced exterior lighting and the remodeling of both the exterior and interior of the clubhouse for a total cost of $3,353,906. The Property is situated on approximately 11 acres and is comprised of 144 units of which 112 units are townhouses located in 13 separate buildings, with 65 carports and 18 garages, an 1,800 square foot clubhouse and a swimming pool. All buildings are either two or three stories. No additional renovations were completed in 2000 and none are presently scheduled for 2001.

         The Property is being depreciated using 27.5 year straight-line depreciation for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation for the portion allocable to tax-exempt Limited Partners.

         At December 31, 2000, 135 of the Property's units were occupied while 9 units were vacant (93.75% occupancy). The chart below details the occupancy status and rent structure of the Property's units as of December 31, 2000. All tenant leases are for periods of three months to one year. There are two tenants who each lease two units. No other tenants lease more than one unit. See table below.



Apartment  Type      Number of   Occupied   Rent Per   Approximate    Average
# Bed      #Baths   Apartments   12/31/00    Month      Apartment   Rent/Sq. Ft.
                                                           Size         /Mo.
---------  ------   ----------   --------   --------    ----------  -----------

1         1 1/2TH        6          5       $ 699          855 SF      $.82
1         1             18         17       $ 585-595      628 SF      $.93-.95
2         1             14         10       $ 680          907 SF      $.75
2         2 1/2TH       24         24       $ 840        1,153 SF      $.73
2         1 1/2TH       36         35       $ 795        1,069 SF      $.74
3         2    TH        6          5       $ 945        1,295 SF      $.73
3         2 1/2TH       40         39       $1015        1,456 SF      $.70

TH = Townhouse

     The Property is managed by CREMCO, L.L.C., an affiliate of the General Partners. CREMCO, L.L.C. receives a property management fee equal to 5% of gross rental receipts. The property management agreement is terminable by the Partnership upon sixty days prior written notice to CREMCO, L.L.C. The General Partners believe that the property management fee is competitive with fees which would be paid in the area in which the Property is located for comparable services to an unaffiliated party. The General Partners believe that the property is adequately covered by insurance.

Analysis. The General Partners believe that the following information reflects the current market conditions for apartment complexes which may compete with the
Property:

                              Competitive Projects

Project          Apartment Type         Rent Per    Approximate Apt.   Rent/Sq.
                                        Month       Size in Sq. Ft.     Ft./Mo.
-------          --------------         --------    ---------------    -------

The Lakes        1 Bdrm 1 Bath         $  710-770        750-875       $.95-.88
                 2 Bdrm 2 Bath         $  870          1,075           $.81

The Kensington   1 Bdrm 1.5 Bath TH    $  565            800           $.71
                 2 Bdrm 2 Bath         $  640-669        850-1,100     $.75-.61
                 2 Bdrm 2.5 Bath TH    $  820          1,250           $.66
                 3 Bdrm 2.5 Bath       $1,030          1,600           $.64

Woodland Trace   1 Bdrm 1 Bath         $  615            960           $.64
                 2 Bdrm 2 Bath         $  710          1,200           $.59
                 2 Bdrm 2.5 Bath TH    $  885          1,620           $.55
                 3 Bdrm 2.5 Bath TH    $  945          1,800           $.53

Willow Lake      1 Bdrm 1 Bath         $  860          1,098           $.78
                 1 Bdrm 1 Bath         $  970          1,313           $.74
                 2 Bdrm 1 1/2Bath      $1,155          1,450           $.80
                 2 Bdrm 2 Bath TH      $1,270          1,745           $.73


Item 3.  Legal Proceedings.
         -----------------

     The Partnership is not a party to any litigation that would have a material adverse impact upon its business or operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the Partnership's fiscal year covered by this report.

                                     PART II

Item 5.  Market for Registrant's Limited Partnership Interests and Related
         -----------------------------------------------------------------
         Security Holder Matters.
         -----------------------

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

     At December 31, 2000 and December 31, 1999, there were 11,513 Units outstanding. Cash distributions paid to Unit holders for 2000 and 1999 totaled $299,003 and $377,000 respectively. In addition, in August 1999 the Partnership paid a special distribution to the Limited Partners in the amount of $1,496,690 which represents the net proceeds from the mortgage loan refinancing. This special distribution was treated as a return of capital. See also Item 6. Management's Discussion - Liquidity and Capital Resources regarding purchases of Units by the Partnership, certain affiliates and third parties.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

Liquidity and Capital Resources.
-------------------------------

     In July 1999, the Partnership refinanced its $3,000,000, 7.75% interest only mortgage with a $4,635,000 loan with a 6.77% interest rate. Payments under the current loan are based on a 30 year amortization. The current loan matures on August 31, 2004. The old loan required monthly interest only payments of $19,375. Under the terms of the current loan, monthly principal and interest payments are $30,124.

     An analysis of capital improvement funding needs resulted in a determination that reserves in excess of the operating and contingency reserves discussed above was not necessary, therefore, net proceeds from the current loan of $1,496,690 ($130 per Unit) were distributed to the Limited Partners in August 1999 as a return of capital. The General Partners did not receive a pro rata distribution of the loan proceeds. In addition to providing current beneficial financing terms, the General Partners believe the current loan should be very attractive to potential buyers of the Property as it is assumable for a 1% fee, subject to lender approval.

     In April 1999, Peachtree Partners, which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 525, or approximately 4.6% of the outstanding Limited Partnership Units of the Partnership at $300 per Unit. As of the close of the Peachtree Partners offer period, May 5, 1999, the Partnership's records indicate that 192 Units were sold by Limited Partners to Peachtree Partners. On April 23, 1999, the General Partners submitted an offer, with an expiration date of May 31, 1999, to the Limited Partners whereby the Partnership, the General Partners and certain third parties, would purchase up 500, or approximately to 4.6%, of the outstanding units of the Partnership at $320 per Unit. As a result of the Partnership's offer, its records indicate that 16 Units were purchased by the Partnership and, due to Partnership cash restraints, 102 Units were purchased by affiliates. No additional units were purchased in 2000 by Peachtree Partners or the Partnership or its affiliates.

     On September 15, 2000, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.6%, or approximately 525 Units, of outstanding Limited Partnership Units of the Partnership at $221 per Unit. The Partnership's records indicate that as of March 14, 2001, 229 Units were sold by Limited Partners to Bond Purchase, L.L.C.

     Management believes that the Unit sales to Peachtree Partners and Bond Purchase, L.L.C. will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     At December 31, 2000, the Partnership had cash and cash equivalents of $40,413 compared to $152,293 at December 31, 1999. The decrease in cash and cash equivalents is primarily the result of decreased accounts payable and mortgage principal and increased real estate tax escrows, prepaid insurance and investment in real estate. The Partnership has established working capital reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 at December 31, 2000) which the General Partners believe is adequate to satisfy cash requirements. The Managing General Partner will periodically review the level of working capital reserves being maintained by the Partnership and will make adjustments as and if deemed necessary and in the best interest of the Partnership. In connection therewith, the Managing General Partner may, in its sole discretion, determine from time to time to distribute amounts set aside for working capital reserves to Limited Partners, but in no event will the Managing General Partner reduce working capital reserves to less than 1% of the gross proceeds of the Offering by such distributions. To the extent the Partnership's working capital reserves are depleted to less than 1% as a result of the application of such reserves for working capital purposes, the Managing General Partner anticipates that subsequent Operating Cash Flow will be utilized to replenish its working capital reserves to the level deemed necessary for continued operation of the Partnership prior to the distribution of Operating Cash Flow to the Partners. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership would be required to borrow additional funds to meet such costs.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At December 31, 2000, the Property was generating, and the General Partners believe that the Property will continue to generate, sufficient cash flow from operations to service existing indebtedness.

Results of Operations.
---------------------

     COMPARISON OF 2000 TO 1999. The Property was 93.75% occupied as of December 31, 2000, and 97% occupied as of December 31, 1999. See the chart on page 2 detailing occupancy as of December 31, 2000. The General Partners believe that during 2001 occupancy at the Property will range between 92 - 95% as a result of stable economic conditions. For the year ended December 31, 2000, the Partnership had rental revenues of $1,266,422 compared to $1,286,902 for the year ended December 31, 1999. Revenues decreased in 2000 as a result of increased employee and model unit expense and a 15.9% increase in vacancy partially offset by a 1% increase in rental rates. For the year ended December 31, 2000, the Partnership had incurred expenses, exclusive of interest expense, of $1,003,167, a 14.8% increase from expenses for the year ended December 31, 1999 of $873,784. Property operating expenses increased slightly from $289,912 in 1999 to $292,370 in 2000, primarily as the result of the following increases in expense: janitorial supplies and contracts, $2,775, painting and decorating, $2,892, electrical upgrades, $15,003, and maintenance salary expense, $5,827, partially offset by the following decreases in expense: grounds maintenance and supplies, $24,083, and carpet expense, $2,999. Electrical upgrades increased due to non-recurring kitchen, $6,172, and carport, $9,000, improvements completed in 2000. Maintenance salary expense was lower in 1999 due to temporary reductions in staff during the first and third quarters. Grounds maintenance and supplies decreased mainly as the result of non-recurring landscaping expenses of $14,562 and water main repairs of $11,350 incurred in 1999. Repairs and maintenance expenses decreased, from $41,364 in 1999 to $26,086 in 2000 primarily due to the following decreases in expense: plumbing repairs and supplies, $2,614, heating, ventilation and air conditioning supplies and repairs, $3,390, swimming pool repairs and supplies, $3,957, and electrical repairs and supplies, $3,965. Advertising expense decreased slightly in 2000 to $28,052 compared with $28,587 in 1999. Depreciation expense increased to $295,954 in 2000 from $275,460 in 1999 due to fixed asset additions. General and administrative expenses increased 19.2% from $160,181 in 1999 to $190,927 in 2000 primarily due to the following increases in expense: audit and accounting fees, $37,409, insurance, $10,139, and office and administrative salaries, $5,744, partially offset by the following decreases in expense: corporate suite, $6,565, professional fees, $2,286 and miscellaneous expense, $5,989. Real estate tax expense increased in 2000, compared to the same period in 1999, due to a real estate tax refund in the amount of $66,895 received in 1999. The refund, which reduced 1999 real estate tax expense, resulted from the successful appeal of prior year assessment values. Interest expense increased due to the new mortgage, as discussed above. The Partnership amortized $19,508 as prepaid mortgage loan costs in 2000 compared with $8,941 in 1999. Management fees in 2000 are consistent with 1999 management fee expense.

     Interest income for the year ended December 31, 2000, was $6,124 compared to $22,951 for the year ended December 31, 1999. Interest income was higher in 1999 primarily due to interest received on prior year real estate tax refunds in the amount of $8,513, and interest received from the short term investment of the mortgage refinance proceeds totaling $5,733. Interest expense for the years ended December 31, 2000, and 1999 was $310,877 and $270,630, respectively. Interest expense is higher in 2000 due to higher monthly interest payments resulting from the refinancing of the mortgage in July 1999.

     The Partnership earned net income of $29,802 for the year ended December 31, 2000, as compared to net income of $237,151 for the year ended December 31, 1999. Net cash provided by operating activities in 2000 and 1999 was $329,313 and $474,610, respectively. For the years ended 2000 and 1999, the Partnership paid distributions to Limited Partners of $25.97 from recurring operations and $32.74 and $130 as mortgage loan refinancing proceeds, respectively, of which $20.46 and $140.48 per unit, respectively, represents a return of capital on a federal income tax basis. The General Partners have not received distributions from either recurring operations or mortgage loan refinancing proceeds. Pending capital improvement requirements during 2001, the General Partners intend to continue making distributions to Limited Partners in 2001, at or about the same level as in 2000. Although the Property is not currently marketed for sale, the General Partners will continue to explore any opportunity deemed advantageous to the Partnership, including the liquidation of the asset.

     Some statements in this Form 10-KSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the marketplace in which Barrington Estates competes and/or unanticipated changes in expenses or capital expenditures.

     Effective as of June 30, 2000, our manager, ChrisKen Real Estate Management Company, Inc. was merged into a subsidiary of ChrisKen Residential Trust, a Maryland real estate investment trust. The subsidiary, CREMCO, L.L.C., assumed the management contract and now manages the Property. The General Partners believe that, in part because there were no changes at the property level or in the terms of the management contract, the merger will not have an adverse effect on the Partnership or the Property.

Inflation.
---------

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

Item 7.  Financial Statements.
         --------------------

See Index to Financial Statements on Page F-1 of this Form 10-KSB for Financial Statements.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

         None.

                                    PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------

     The Partnership does not have directors or officers. The General Partners of the Partnership are ChrisKen Income Properties, Inc. II, an Illinois corporation, as Managing General Partner, and ChrisKen Limited Partnership II, an Illinois limited partnership, as Associate General Partner.

     Issued and outstanding shares of the Managing General Partner are owned by Mr. John F. Kennedy and Mr. John S. Marten. Mr. Kennedy is President and a Director and Mr. Marten is Executive Vice President - Property Management and a Director of the controlling entity of CREMCO, L.L.C., the manager of the Property. The sole officer of the Managing General Partner is John F. Kennedy, who is President and Secretary. Mr. Kennedy is its sole director. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an affiliate.

     The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 2001:

         Name                  Age                     Position
         ----                  ---                     --------

    John F. Kennedy             50           Director, President and Secretary

     John F. Kennedy has been a Director, President (Vice President until 1994) and Secretary of the Managing General Partner since 1989 and is a general partner of the Associate General Partner. Mr. Kennedy is President, Chief Executive Officer, Chief Operating Officer and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the manager of the Property. Mr. Kennedy has also been an officer, director and shareholder of several ChrisKen affiliates. Mr. Kennedy is currently a general partner in 8 affiliated private real estate limited partnerships located primarily in the Midwest as well as a principal of the ChrisKen Partners Cash Income Fund L.P., a public real estate limited partnership. Prior to co-founding The ChrisKen group of companies, he was involved from 1977 to 1978 with marketing various properties for American Invsco, a condominium conversion firm headquartered in Chicago. Mr. Kennedy of holds a Bachelor of Arts degree from DePaul University. Mr. Kennedy has been a licensed real estate broker since 1981.

Item 10.   Executive Compensation.
           ----------------------

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

         The following is a schedule of the compensation paid or to be paid by the Partnership to the General Partners or their affiliates for the year ended December 31, 2000, and a description of the transactions giving rise to such compensation:

   Description of Transaction
     and Entity Receiving                                   Amount of
         Compensation                                      Compensation
     --------------------------                            -------------
Reimbursement of property operating
  payroll costs to affiliate of the
  General Partners                                           $121,574
Property Management Fee to affiliate
  of the General Partners                                      67,023
                                                             --------
         Total                                               $188,597
                                                             ========

Item 11.   Security Ownership of Certain Beneficial Owners and Management.
           --------------------------------------------------------------

         (a) To the best knowledge of the Partnership, as of December 31, 2000, and March 15, 2001, no person owned more than 5% of the Units.

         (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 2000, and March 15, 2001, 11,513 Units were beneficially owned by 572 Limited Partners. Effective April 1, 1999, Messrs. Kennedy and Marten, and Robert Mayer, Executive Vice President - Finance of ChrisKen Residential Trust, each purchased 34 Units at $320 per Unit from Limited Partners as a result of the offer made by the Partnership as further discussed on page 5. See Item 6., above.

Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

     CREMCO, L.L.C., an affiliate of the General Partners, provides property management services for the Property. The property manager's duties and responsibilities include supervision of the day-to-day management of the operations of the Property, the rendition of long-range planning services and rendering such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Property. Any fees for management services will be in addition to the General Partners' distributive share of cash flow. CREMCO, L.L.C. and/or ChrisKen Real Estate Management, Inc. earned $67,023 and $67,197, in 2000 and 1999, respectively for such management services. In addition, the Partnership reimbursed CREMCO, L.L.C. and/or ChrisKen Real Estate Management Company, Inc. for payroll expenses for personnel directly related to property operations totaling $121,574 and $121,826 in 2000 and 1999, respectively.

     There may be conflicts of interest on the part of CREMCO, L.L.C., since CREMCO, L.L.C. may be rendering similar services to other partnerships owning properties in competition with the Partnership's Property. However, the General Partners believe that CREMCO, L.L.C. has sufficient personnel and other required resources to discharge all of its responsibilities with respect to the Property that it currently manages and any properties which it shall manage for the Partnership in the future.

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


Item 13.          Exhibits and Reports on Form 8-K.
                  ---------------------------------
                  (a)      The following exhibits are included herein or
                  incorporated by reference:


Number            Exhibit

(3)(1)            Certificate of Limited Partnership, as amended (incorporated by reference from
                  Exhibit 3(e) of Registrant's Form S-11 Registration Statement filed August 25,
                  1989, SEC File No. 33-28893).

(3)(2)            Pages 10-15 of the Registrant's final Prospectus dated September 8, 1989, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the
                  Securities Act of 1933, as amended.

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

(F-1)             Index to Financial Statements.

                  Report of Independent Auditors                                                 F-2

                  Financial Statements:

                  Balance Sheet - December 31, 2000                                              F-3
                  Statements of Income for the Years Ended
                    December 31, 2000 and 1999                                                   F-4
                  Statements of Partners' Capital (Deficit) for
                    the Years Ended December 31, 2000 and 1999                                   F-5
                   Statements of Cash Flows for the Years Ended
                    December 31, 2000 and 1999                                                   F-6
                  Notes to Financial Statements                                                  F-7

(b)               Reports on Form 8-K.

                  The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2000.


                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                           CHRISKEN GROWTH & INCOME L.P. II

                           By:   ChrisKen Income Properties, Inc. II,
                                 ------------------------------------
                                 Managing General Partner


Date:    March 21, 2001    By:    /s/ John F. Kennedy
                                 ------------------------------------
                                 Director and President


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 21, 2001    By:   /s/ John F. Kennedy
                                 ------------------------------------
                                 Director and President
                                 of the Managing General
                                 Partner

                              Financial Statements

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                       WITH REPORT OF INDEPENDENT AUDITORS

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                          Index to Financial Statements




Report of Independent Auditors............................................F-2

Financial Statements

Balance Sheet - December 31, 2000 ........................................F-3
Statements of Income for the Years Ended
   December 31, 2000 and 1999.............................................F-4
Statements of Partners' Capital for the Years
   Ended December 31, 2000 and 1999.......................................F-5
Statements of Cash Flows for the Years Ended
   December 31, 2000 and 1999.............................................F-6
Notes to Financial Statements.............................................F-7

                         Report of Independent Auditors

To the Partners
ChrisKen Growth & Income L.P. II

We have audited the accompanying balance sheet of ChrisKen Growth & Income L.P. II (a Delaware Limited Partnership) as of December 31, 2000, and the related statements of income, partners' capital, and cash flows for the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChrisKen Growth & Income L.P. II at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Chicago, Illinois                              /s/ Ernst & Young LLP
                                              ----------------------------
March 2, 2001                                  Ernst & Young LLP

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                                  Balance Sheet

                                December 31, 2000


ASSETS
Cash and cash equivalents                                      $     40,413
Restricted cash                                                      57,645
Real estate taxes and other escrows                                  66,136
Deferred financing fees, net of accumulated amortization             69,091
  of $28,449
Other                                                                11,470
                                                               ------------
                                                                    244,755
Investment in real estate, at cost:
   Land                                                             315,334
   Land improvements                                                296,652
   Building and improvements                                      4,863,459
   Fixtures and equipment                                           217,612
                                                               ------------
                                                                  5,693,057
   Accumulated depreciation                                        (731,737)
                                                               ------------
                                                                  4,961,320

                                                               ------------
Total assets                                                    $ 5,206,075
                                                              =============

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                              $     53,579
Accrued real estate taxes                                           89,308
Tenants' security deposits                                          17,424
Due to affiliates                                                    3,479
Mortgage loan payable                                            4,568,636
                                                              ------------
Total liabilities                                                4,732,426

Partners' capital, 11,513 limited partnership units
   issued and outstanding                                          473,649

                                                              ------------
Total liabilities and partners' capital                        $ 5,206,075
                                                              ============

SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                              Statements of Income


                                                     YEAR ENDED DECEMBER 31
                                                     2000              1999
                                                  ----------------------------
REVENUE
Rental                                            $1,266,422        $1,286,902
Interest                                               6,124            22,951
Other                                                 71,300            71,712
                                                  ----------------------------
Total revenue                                      1,343,846         1,381,565

EXPENSES
Property operations                                  292,370           289,912
Interest                                             310,877           270,630
Real estate taxes                                     83,247             2,142
Repairs and maintenance                               26,086            41,364
Advertising                                           28,052            28,587
Depreciation and amortization                        315,462           284,401
General and administrative                           190,927           160,181
Management fees - Affiliate                           67,023            67,197
                                                  ----------------------------
                                                   1,314,044         1,144,414
                                                  ----------------------------
Net income                                        $   29,802        $  237,151
                                                  ============================

Net income allocated to general partners          $       -         $   23,715
                                                  ============================
Net income allocated to limited partners          $   29,802        $  213,436
                                                  ============================

Net income allocated to limited partners
   per limited partnership units outstanding      $     2.59        $    18.53
                                                  ============================
Limited partnership units outstanding                 11,513            11,516
                                                  ============================

SEE ACCOMPANYING NOTES.

                       ChrisKen Growth and Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                         Statements of Partners' Capital

                     Years ended December 31, 2000 and 1999



                                                                  PARTNERS' CAPITAL ACCOUNTS
                                                 ----------------------------------------------------------
                                                   GENERAL PARTNERS    LIMITED PARTNERS          TOTAL
                                                 ----------------------------------------------------------

Balance at January 1, 1999                            $  21,212            $2,363,297           $2,384,509
Repurchase of limited partnership units                       -                (5,120)              (5,120)
Distributions (A)                                             -            (1,873,690)          (1,873,690)
Net income                                               23,715               213,436              237,151
                                                 ----------------------------------------------------------
Balance at December 31, 1999                             44,927               697,923              742,850
Reallocation of prior years' net income                 (44,927)               44,927                    -
Distributions (A)                                             -              (299,003)            (299,003)
Net income                                                    -                29,802               29,802
                                                 ----------------------------------------------------------
Balance at December 31, 2000                          $       -            $  473,649           $  473,649
                                                 ==========================================================

Note (A): Summary of quarterly cash distributions paid per limited partnership unit:

                                                                             2000                 1999
                                                                            --------------------------------
                First quarter                                              $  6.53              $  8.83
                Second quarter                                                6.46                 8.65
                Third quarter                                                 6.46                 8.73
                Fourth quarter                                                6.53                 6.53


SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                            Statements of Cash Flows


                                                                            YEAR ENDED DECEMBER 31
                                                                             2000            1999
                                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                $    29,802    $   237,151
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
     Depreciation                                                             295,954        275,460
     Amortization                                                              19,508          8,941
     Net changes in operating assets and liabilities:
       (Increase) decrease in real estate taxes and other escrows             (15,625)       (12,480)
       (Increase) decrease in other assets                                      1,002        (10,129)
       Increase in accounts payable and accrued expenses                          440        (24,195)
       Decrease in tenants' security deposits                                    (534)        (1,310)
       Decrease in due to affiliates                                           (1,234)         1,172
                                                                          ----------------------------
Net cash flows provided by operating activities                               329,313        474,610

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                        (91,861)       (76,102)
                                                                          ----------------------------
Cash flows used in investing activities                                       (91,861)       (76,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage loan payable                                                  -     (3,000,000)
Proceeds from new mortgage loan payable                                             -      4,635,000
Principal payments                                                            (50,329)       (16,035)
Financing costs                                                                     -        (97,540)
Repurchase of limited partnership units                                             -         (5,120)
Distributions                                                                (299,003)    (1,873,690)
                                                                          ----------------------------
Net cash flows used in financing activities                                  (349,332)      (357,385)
                                                                          ----------------------------

Net (decrease) increase in cash and cash equivalents                         (111,880)        41,123
Cash and cash equivalents, beginning of year                                  152,293        111,170
                                                                          ----------------------------
Cash and cash equivalents, end of year                                    $    40,413    $   152,293
                                                                          ============================

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                 $   311,161    $   263,946
                                                                          ===========================

SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                          Notes to Financial Statements

                     Years ended December 31, 2000 and 1999

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

SEGMENTS

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

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Notes to Financial Statements (continued)



INVESTMENT IN REAL ESTATE

Depreciation of property and improvements held for investments is computed by the straight-line method over 20 years and 5 years for equipment.

The Partnership incurred depreciation expense of $295,954 and $275,460 in 2000 and 1999, respectively.

RENTAL REVENUE

The Partnership recognizes rental revenues as they are due in accordance with the terms of the respective tenant operating leases. This method of rental recognition approximates a straight-line basis due to the short-term nature (generally one year or less) of tenant leases.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. Substantially all financial instruments reflected in the Partnership's balance sheet, consisting of cash and cash equivalents, restricted cash, escrow accounts, and accounts payable are equivalent to their fair values. The fair value of the Partnership's mortgage payable as of December 31, 2000 was $4,443,300 and was determined based upon discounted cash flows, using interest rates currently available to the Partnership on similar borrowings. Management is not aware of the existence of any off-balance-sheet financial instruments.

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

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Notes to Financial Statements (continued)


3.  BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States, which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally depreciation expense and prepaid rent. The net effect of these accounting differences is that net income recognized in the financial statements for 2000 and 1999 is approximately $33,597 greater and $19,217 lower, respectively, than the taxable income of the Partnership for the same periods. The aggregate cost of real estate for federal income tax purposes at December 31, 2000 is $7,795,616.


4.  PARTNERSHIP AGREEMENT

The Limited Partners are entitled to receive 90% of, and the General Partners 10% of, any operating cash flow, as defined, provided, however, that the General Partners' 10% shall be subordinated in each year to receipt by the Limited Partners of a preferential, noncumulative, noncompounded return on their adjusted investment, as defined, equal to 9% per annum (the Annual Preferred Return). Distributions to partners in 2000 and 1999 were not sufficient to meet the Annual Preferred Return.

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

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Notes to Financial Statements (continued)

4.  PARTNERSHIP AGREEMENT (CONTINUED)

Profits and losses from operations are allocated between the General Partners and the Limited Partners in the same proportion as distributions of operating cash flow attributable to such year, although if no such distributions are made in such year, profit and loss shall be allocated 99% to the Limited Partners and 1% to the General Partners. Profits resulting from the sale or other disposition of Partnership real estate assets shall be allocated first to the Limited Partners until they have received an amount so that their capital account balances equal their adjusted investment, then to the Limited Partners until their capital account balances equal their unpaid preferential distribution, as defined, plus their adjusted investment, and thereafter, the remainder will be allocated 85% to the Limited Partners and 15% to the General Partners. During 2000 the General Partner determined that it is more likely than not that the results of operations allocated to the General Partner in prior years will not be distributed to the General Partner. Accordingly, $44,937 of net income has been re-allocated to the Limited Partners in the Statement of Partners' Capital.

The Partnership shall continue until December 31, 2028, unless sooner terminated pursuant to the applicable provisions of the Partnership Agreement.

The Partnership maintains working capital reserves between 1% and 5% of the proceeds of the limited partnership units sold as provided in the Partnership Agreement. To the extent necessary and in accordance with the Partnership Agreement, the Managing General Partner, at its discretion, may adjust the level of working capital reserves to meet cash requirement needs of the Partnership. At December 31, 2000, cash restricted for working capital reserve purposes was $57,645.

5.  RELATED PARTY TRANSACTIONS

The Partnership pays management fees to CREMCO, L.L.C or its predecessor, ChrisKen Real Estate Management Company, (collectively, "ChrisKen"), affiliates of the General Partners, in an amount equal to 5% of property gross collections, as defined in the management agreement. Total management fees for 2000 and 1999 were $67,023 and $67,197, respectively. The management agreement is subject to annual renewal. In addition, the Partnership reimbursed ChrisKen for personnel costs directly attributable to property operations totaling $121,574 and $121,826 in 2000 and 1999, respectively. These costs are included in property operations expense in the accompanying statements of income.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Notes to Financial Statements (continued)


6.  MORTGAGE LOAN PAYABLE

The Partnership's nonrecourse first mortgage loan payable of $3,000,000 bearing interest at 7.75% was refinanced in July 1999 from the proceeds of a new $4,635,000 mortgage loan payable. The mortgage loan payable bears interest at 6.77% and requires monthly payments of principal and interest of $30,124 through the maturity date of August 31, 2004 at which time all outstanding principal and interest are due. The mortgage loan payable is collateralized by the Partnership's real estate, a security agreement, and an assignment of rents. The mortgage loan payable may be prepaid at any time after September 1, 2000 with the payment of a penalty, as defined in the loan documents. The Partnership incurred financing costs of $97,540 in connection with the refinancing. These costs have been capitalized as deferred financing fees on the balance sheet. The net proceeds from the refinancing were distributed to the Limited Partners in the amount of $1,496,690 or $130 per unit in August 1999, as stipulated by the Partnership Agreement.

Future maturities for the next five years are as follows:

                 YEAR                       AMOUNT
                 ----------------------------------
                 2001                    $   53,844
                 2002                        57,604
                 2003                        61,627
                 2004                     4,395,561
                                         ----------
                                         $4,568,636
                                         ==========

7.        REAL ESTATE TAX REFUND

During 1999, the Partnership successfully appealed the real estate tax assessments for the period from 1995 through 1997 and the Partnership received a refund in the amount of $57,412, net of consulting fees of $9,483 and excluding interest earned of $8,513. This amount is included in the statement of income as a reduction to real estate tax expense in 1999.