Form 10QSB
period 2001-03-31
CHRISKEN GROWTH & INCOME LP II
filed 2001-05-15
CIK 850625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]        QUARTERLY REPORT UNDER SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 200

[   ]        TRANSITION REPORT UNDER SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________to__________


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

                        CHRISKEN GROWTH & INCOME L.P. II

                                      INDEX


PART I          Financial Information                                   PAGE
                ---------------------

    Item 1.     Financial Statements (Unaudited)

                Condensed Balance Sheet at March 31, 2001               2

                Condensed Statements of Income for the
                Three Months Ended March 31,
                2001 and 2000                                           3

                Condensed Statement of Partners' Capital for
                the Three Months Ended
                March 31, 2001                                          4

                Condensed Statements of Cash Flows for
                the Three Months Ended
                March 31, 2001 and 2000                                 5

                Notes to Condensed Financial Statements                 6

     Item 2.    Management's Discussion and Analysis
                or Plan of Operation                                    7

PART II.        Other Information
                -----------------

     Item 1.    Legal Proceedings                                      10

     Item 2.    Changes in Securities and Use of Proceeds              10

     Item 3.    Defaults Upon Senior Securities                        10

     Item 4.    Submissions of Matters to a Vote of
                Security Holders                                       10

     Item 5.    Other Information                                      10

     Item 6.    Exhibits and Reports on Form 8-K                       10

SIGNATURE                                                              11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)





                        CHRISKEN GROWTH & INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                             Condensed Balance Sheet

                                 March 31, 2001
                                   (UNAUDITED)



ASSETS
Cash and cash equivalents                                     $     44,846
Restricted cash                                                     57,645
Real estate taxes and other escrows                                 88,831
Deferred financing fees, net of accumulated
    amortization of $33,326                                         64,214
Other                                                               17,915
                                                         -----------------
                                                                   273,451
Investment in real estate, at cost:
Land                                                               611,986
Buildings and improvements                                       4,863,459
Equipment                                                          229,455
                                                         -----------------
                                                                 5,704,900
Accumulated depreciation                                          (805,726)
                                                         -----------------
Total assets                                                    $5,172,625
                                                         =================
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                              $     50,141
Accrued real estate taxes                                          116,138
Tenants' security deposits                                          17,274
Mortgage loan payable                                            4,555,514
                                                         -----------------
Total liabilities                                                4,739,067

Partners' capital, 11,513 limited partnership
  units issued and outstanding                                     433,558
                                                         -----------------
Total liabilities and partners' capital                         $5,172,625
                                                         =================
SEE ACCOMPANYING NOTES.

                        CHRISKEN GROWTH & INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                         Condensed Statements of Income
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED
                                                            MARCH 31
                                                     2001             2000
                                                 ----------------------------

REVENUE
Rental                                            $317,404         $311,483
Interest                                               528            1,916
Other                                               15,589           14,971
                                                 ----------------------------
Total revenue                                      333,521          328,370

EXPENSES
Property operations                                 70,404           58,092
Depreciation and amortization                       78,866           73,742
Interest                                            77,250           78,107
General and administrative                          76,947          103,137
Management fees - Affiliate                         16,460           16,750
                                                 ----------------------------
Total expenses                                     319,927          329,828
                                                 ----------------------------
Net income (loss)                                 $ 13,594         $ (1,458)
                                                 ============================
Net income (loss) allocated to general partners          -         $   (146)
                                                 ============================
Net income (loss) allocated to limited partners   $ 13,594         $ (1,312)
                                                 ============================
Net income (loss) allocated to limited
  partners per limited partnership units
  outstanding                                      $  1.18           $ (.11)
                                                 ============================

Limited partnership units outstanding               11,513           11,516
                                                 ============================

SEE ACCOMPANYING NOTES.

                        CHRISKEN GROWTH & INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Condensed Statement of Partners' Capital

                        Three months ended March 31, 2001
                                   (UNAUDITED)



                                          PARTNERS' CAPITAL ACCOUNTS
                             ---------------------------------------------------

                                     GENERAL             LIMITED
                                     PARTNERS            PARTNERS       TOTAL
                             ---------------------------------------------------

Balance at January 1, 2001    $           -              $473,649     $473,649
Distributions (A)                         -               (53,685)     (53,685)
Net income (loss)                                          13,594       13,594
                             ---------------------------------------------------
Balance at March 31, 2001     $           -              $433,558     $433,558
                             ===================================================

(A) Cash distributions paid per limited partnership unit were $4.66.

SEE ACCOMPANYING NOTES.


                        CHRISKEN GROWTH & INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                       Condensed Statements of Cash Flows
                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                      2001              2000
                                                                  --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $   13,594       $   (1,458)
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                        73,989           68,865
     Amortization                                                         4,877            4,877
     Net changes in operating assets and liabilities:
       Increase in real estate taxes and other escrows                  (22,695)         (26,974)
       Decrease (increase) in other assets                               (6,445)           2,337
       Increase in accounts payable and accrued expenses                 23,392           22,541
       Decrease in tenants' security deposits                              (150)            (465)
       Decrease in due to affiliates                                     (3,479)          (4,713)
                                                                  --------------------------------
Net cash flows provided by operating activities                          83,083           65,010

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                  (11,843)         (25,606)
                                                                  --------------------------------
Cash flows used in investing activities                                 (11,843)         (25,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments                                                      (13,122)         (12,266)
Distributions to limited partners                                       (53,685)         (75,159)
                                                                  --------------------------------
Cash flows used in financing activities                                 (66,807)         (87,425)
                                                                  --------------------------------
Net increase in cash and cash equivalents                                 4,433          (48,021)
Cash and cash equivalents, beginning of period                           40,413          152,293
                                                                  --------------------------------
Cash and cash equivalents, end of period                             $   44,846        $ 104,272
                                                                  ================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                          $   77,250       $   78,107
                                                                  ================================

SEE ACCOMPANYING NOTES.

                        CHRISKEN GROWTH & INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                     Notes to Condensed Financial Statements
                                   (UNAUDITED)


1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the financial statements and notes thereto included in the ChrisKen Growth & Income L.P. II's (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31,2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     ChrisKen Growth & Income L.P. II (the "Partnership") is a Delaware limited partnership formed in 1989. The Partnership owns and operates a 144 unit residential rental complex known as Barrington Estates (the "Property") located in Indianapolis, Indiana. Pursuant to a public offering (the "Offering") the Partnership sold 11,529 limited partnership units (the "Units" or the "Limited Partnership Units"). The proceeds of the Offering were used to acquire the Property.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2001, the Partnership had cash and cash equivalents of $44,846 compared to $40,413 at December 31, 2000. The increase in cash and cash equivalents during the three months ended March 31, 2001, is the result of increased net operating income and increased accounts payable and accrued expenses partially offset by decreased mortgage principal and increased real estate tax and insurance escrows, and investment in real estate. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of March 31, 2001, and December 31,
2000) which the General Partners believe is adequate to satisfy cash requirement needs. The Managing General Partner is currently reviewing a proposed 2001 budget which includes approximately $160,800 of major repairs and improvements. Because this amount is significantly higher than the Partnership's expenditures on such items in the past few years, the Managing General Partner is examining the budgeted expenditures to determine whether such expenditures are necessary or advisable at this time. If the Managing General Partner determines that all the proposed major repairs and improvements should be made in 2001, the Managing General Partner expects that distributions to the Limited Partners would decrease from 6.5% for 2000 to approximately 5% for 2001.

     On September 15, 2000, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.6%, or approximately 525 Units, of outstanding Units of the Partnership at $221 per Unit. The offer has expired. The Partnership's records indicate that as of May 01, 2001, 229 Units were sold by Limited Partners to Bond Purchase, L.L.C. as a result of this offer.

     On March 23, 2001, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted another unsolicited offer to the Partnership's Limited Partners to purchase up to 300 Units, or approximately 2.6%, of outstanding Units of the Partnership at $241 per Unit. The offer expires on May 15th, 2001. The Partnership's records indicate that no additional Units were sold to Bond Purchase, L.L.C. as a result of this offer.

     Management believes that the Unit sales to Bond Purchase, L.L.C. will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     The current mortgage indebtedness of $4,555,514, with an interest rate of 6.77%, matures on August 31, 2004. Under the terms of the loan, the monthly principal and interest payments are $30,124. In addition to providing current beneficial financing terms, the General Partners believe the loan should be very attractive to potential buyers of the Property, as it is assumable at a 1% fee, subject to lender approval.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At March 31, 2001, the Property was generating sufficient cash flow from operations to fund the budgeted repairs and improvements and to service existing indebtedness, which the General Partners believe will continue. If the Managing General Partner determines that all the proposed repairs and improvements discussed above should be made in 2001, the Managing General Partner anticipates that distributions to the Limited Partners would decrease from 6.5% for 2000 to approximately 5% for 2001. However, distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.

Results of Operations
---------------------

     The Property was 97.2% occupied as of March 31, 2001, 93.75% as of December 31, 2000, and 98% as of March 31, 2000. Management believes that occupancy at the Property will be approximately 92 - 98% for the remainder of 2001. The Partnership had total revenues of $333,521 for the three months ended March 31, 2001, compared to total revenues of $328,370 for the three months ended March 31, 2000. Revenues increased in 2001 from 2000 levels, mainly due to a $10,834 increase in rental rates, partially offset by a $4,973 increase in vacancy. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $319,927 for the three months ended March 31, 2001, compared to $329,828 for the three months ended March 31, 2000. Total expenses decreased due to lower general and administrative and mortgage interest expense, partially offset by increased property operation and depreciation expense. General and administrative expenses decreased in 2001, as compared to 2000, due primarily to the following decreases in expense: accounting and tax service, $21,150, and marketing, $6,516, partially offset by the following increases in expense: administrative salaries, $1,493, advertising, $1,252, and medical and life insurance expense, $1,259. Property operation expenses are higher in 2001, as compared to 2000, primarily due to the following increases in expense: janitorial supplies and contracts, $1,057, water and sewer, $1,496, gas and fuel-vacant, $1,869, grounds supplies and maintenance, $4,781, and electrical repairs and supplies, $2,133, partially offset by the following decreases in expense: rubbish removal, $961, and carpeting, $1,019. Depreciation expense is higher in 2001 due to fixed asset additions. Management fees in 2001 are consistent with 2000 management fee expense.

     For the three months ended March 31, 2001, the Partnership had net income of $13,594 compared to net loss of $1,458 for the three months ended March 31, 2000, due to increased revenue and decreased expenses for the three months ended March 31, 2001, compared to the same period in 2000 as discussed above.

     Net cash flows provided by operating activities for the three months ended March 31, 2001, were $83,083 compared to net cash flows provided by operating activities of $65,010 for the three months ended March 31, 2000. The increase in net cash flows provided by operating activities was attributable primarily to increased net income before depreciation and amortization expense and increased accounts payable and accrued expenses, partially offset by increased real estate tax and other escrows. The Partnership paid distributions of $53,685 during the three months ended March 31, 2001, as compared to $75,159 during the three months ended March 31, 2000. The decrease in distributions in 2001, as compared to the same period one year ago, is due in part to the reconciliation of distributions paid in 2000 to distributable proceeds during the period. The General Partners anticipate that the level of additional 2001 quarterly distributions to Limited Partners is dependent on overall Property performance. Although the Property is not currently marketed for sale, the General Partners will continue to explore any opportunity deemed advantageous to the Partnership, including the liquidation of the asset.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                (a)     Exhibits.

                        None.


                (b)     Reports on Form 8-K.

                        No Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                               ChrisKen Growth & Income L.P. II
                               (Registrant)


                               By:     ChrisKen Income Properties
                                       Inc., II, Managing General
                                       Partner


Date:  May 15, 2001             By:     /s/John F. Kennedy
                                       -----------------------------
                                       John F. Kennedy
                                       Director and President