Form 10QSB
period 2001-06-30
CHRISKEN GROWTH & INCOME LP II
filed 2001-08-14
CIK 850625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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


          DELAWARE                                      36-3644609
-------------------------------                 --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)

345 North Canal Street, Chicago, Illinois               60606
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

                        CHRISKEN GROWTH & INCOME L.P. II
                        --------------------------------

                                      INDEX


PART I FINANCIAL INFORMATION                                            PAGE
       ---------------------                                            ----

     Item 1. Condensed Financial Statements (UNAUDITED)

          Condensed Balance Sheet at June 30, 2001                        2

          Condensed Statements of Income for the Three and
          Six Months Ended June 30, 2001 and 2000                         3

          Condensed Statement of Partners' Capital for the
          Six Months Ended June 30, 2001                                  4

          Condensed  Statements  of Cash Flows for the Six
          Months Ended June 30, 2001 and 2000                             5

          Notes to Condensed Financial Statements                         6

     Item 2. Management's Discussion and Analysis or Plan
          of Operation                                                    7


PART II. OTHER INFORMATION
         -----------------

     Item 1. Legal Proceedings                                           10

     Item 2. Changes in Securities                                       10

     Item 3. Defaults Upon Senior Securities                             10

     Item 4. Submissions of Matters to a Vote of Security Holders        10

     Item 5. Other Information                                           10

     Item 6. Exhibits and Reports on Form 8-K                            10


SIGNATURE                                                                11

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                        ChrisKen Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                             Condensed Balance Sheet

                                  June 30, 2001
                                   (Unaudited)



Assets
Cash and cash equivalents                                          $    87,166
Restricted cash                                                         57,645
Real estate taxes and other escrows                                    111,525
Deferred financing fees, net of accumulated
        amortization of $38,203                                         59,337
Other                                                                   20,821
                                                              ------------------
                                                                       336,494

Investment in real estate, at cost:
Land                                                                   611,986
Buildings and improvements                                           4,879,983
Equipment                                                              253,865
                                                              ------------------
                                                                     5,745,834
Accumulated depreciation                                              (879,715)
                                                              ------------------
                                                                     4,866,119

Total assets                                                        $5,202,613
                                                              ==================


Liabilities and partners' capital
Accounts payable                                                  $     49,176
Accrued real estate taxes                                              142,968
Tenants' security deposits                                              17,301
Mortgage loan payable                                                4,542,168
                                                              ------------------
 Total liabilities                                                   4,751,613

Partners' capital, 11,513 limited partnership units
        issued and outstanding                                         451,000
                                                              ------------------

Total liabilities and partners' capital                             $5,202,613
                                                              ==================

See accompanying notes.

                        ChrisKen Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                         Condensed Statements of Income
                                   (Unaudited)



                                    Three Months Ended       Six Months Ended
                                          June 30                 June 30
                                     2001        2000         2001       2000
                                  ----------------------------------------------

Revenue
Rental                             $325,955    $316,406     $643,359   $627,889
Interest                                401       1,400          928      3,316
Other                                79,762      18,246       95,352     33,217
                                  ----------------------------------------------
Total revenue                       406,118     336,052      739,639    664,422

Expenses
Property operations                  75,525      80,737      145,929    138,829
Depreciation                         78,866      68,865      157,732    137,730
Interest                             77,027      82,775      154,277    165,759
General and administrative           77,160      67,041      154,107    170,179
Management fees - Affiliate          17,080      16,131       33,540     32,881
                                  ----------------------------------------------
Total expenses                      325,658     315,549      645,585    645,378
                                  ----------------------------------------------
Net income                         $ 80,460    $ 20,503    $  94,054   $ 19,044
                                  ==============================================
Net income allocated to
        general partners           $      -    $  2,050    $       -   $  1,904
                                  ==============================================
Net income allocated to
        limited partners           $ 80,460    $ 18,453    $  94,054   $ 17,140
                                  ==============================================
Net income allocated to
        limited partners per
        limited partnership
        units outstanding            $ 6.99     $ 1.60        $8.17      $1.49
                                  ==============================================
Limited partnership units
        outstanding                  11,513      11,513       11,513     11,513
                                  ==============================================

See accompanying notes.

                         ChrisKen Growth & Income L.P. II
                         (A Delaware Limited Partnership)

                    Condensed Statement of Partners' Capital

                         Six months ended June 30, 2001
                                   (Unaudited)



                                               Partners' Capital Accounts
                                 -----------------------------------------------
                                       General       Limited
                                       Partners      Partners         Total
                                  ----------------------------------------------

Balance at January 1, 2001        $   -             $473,649        $473,649
Distributions (A)                     -             (116,703)       (116,703)
Net income                            -               94,054          94,054
                                 -----------------------------------------------
Balance at June 30, 2001          $   -             $451,000        $451,000
                                 ===============================================

(A) Summary of 2001 quarterly cash distributions paid per limited partnership unit:

First quarter                     $4.66
Second quarter                    $5.47


See accompanying notes.

                        ChrisKen Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                          Six   Months    Ended
                                                                June   30
                                                           2001         2000
                                                        ------------------------

Cash flows from operating activities
Net income                                               $   94,054   $  19,044
Adjustments to reconcile net income to
   net cash flows provided by operating
   activities:
     Depreciation                                           147,978     137,730
     Amortization                                             9,754       9,754
     Net changes in operating assets and liabilities:
       Increase in real estate taxes and other escrows      (45,389)    (53,948)
       Increase in other assets                              (9,351)       (269)
       Increase in accounts payable and accrued expenses     49,257      53,534
       Decrease in tenants' security deposits                  (123)       (855)
       Decrease in due to affiliates                         (3,479)     (4,713)
                                                         -----------------------
Net cash flows provided by operating activities             242,701     160,277

Cash flows from investing activities
Additions to investment in real estate                      (52,777)    (40,432)
                                                         -----------------------
Cash flows used in investing activities                     (52,777)    (40,432)

Cash flows from financing activities
Principal payments                                          (26,468)    (24,740)
Distributions to partners                                  (116,703)   (149,501)
                                                         -----------------------
Cash flows used in financing activities                    (143,171)   (174,241)
                                                         -----------------------
Net increase in cash and cash equivalents                    46,753     (54,396)
Cash and cash equivalents, beginning of period               40,413     152,293
                                                         -----------------------
Cash and cash equivalents, end of period                   $ 87,166    $ 97,897
                                                         =======================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest               $ 154,277 $   156,005
                                                         =======================

See accompanying notes.

                        ChrisKen Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                     Notes to Condensed Financial Statements
                                   (Unaudited)


1.  Interim Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the financial statements and notes thereto included in the Chrisken Growth & Income L.P. II's (the
"Partnership")  Annual  Report on  Form 10-KSB  for the year ended  December 31,
2000.


2.  Other Revenue

On June 13, 2001, the Partnership received a refund for rubbish removal service for the period from 1996 through 2000 in the amount of $64,066. This amount is included in the statement of income as an increase to other revenue during the three months ended June 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     ChrisKen Growth & Income L.P. II (the "Partnership") is a Delaware limited partnership formed in 1989. The Partnership owns and operates a 144 unit residential rental complex known as Barrington Estates (the "Property") located in Indianapolis, Indiana. The Partnership completed a public offering (the "Offering") of 11,529 limited partnership units in 1991. The proceeds of the Offering were used to acquire the Property.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, the Partnership had cash and cash equivalents of $87,166 compared to $40,413 at December 31, 2000. The increase in cash and cash equivalents during the six months ended June 30, 2001, is the result of increased revenue, partially offset by decreased accounts payable and mortgage principal, increased real estate tax and insurance escrows, investment in real estate and distributions to Limited Partners. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of June 30, 2001, and December 31, 2000) which the General Partners believe is adequate to satisfy cash requirement needs, when coupled with a reduction in distributions, as described below. Earlier in 2001, the Managing General Partner reviewed a proposed 2001 budget that included approximately $160,800 of major repairs and improvements. Because the amount is significantly higher than the Partnership's expenditures on such items in the past few years, the Managing General Partner determined that some but not all of the proposed major repairs and improvements should be made in 2001. Based on this analysis, the Managing General Partner expects that total annual distributions to the Limited Partners will decrease from 6.5% for 2000 to approximately 6% for 2001. The distribution for the first quarter of 2001 was 5% compared to a 6% distribution for the first quarter of 2000, on an annualized basis. The Managing General Partner expects that the distribution for the second quarter of 2001 will be 6%, compared to a 7% distribution for the second quarter of 2000, on an annualized basis.

     On March 23, 2001, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 300 Units, or approximately 2.6%, of outstanding Units of the Partnership at $241 per Unit. The offer expired on May 15, 2001. The Partnership's records indicate that as of August 9, 2001, 46 Units were sold to Bond Purchase, L.L.C. as a result of this offer.

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

     The current mortgage indebtedness of $4,542,168, with an interest rate of 6.77%, matures on August 31, 2004. Under the terms of the loan, the monthly principal and interest payments are $30,124. In addition to providing current beneficial financing terms, the General Partners believe the loan should be very attractive to potential buyers of the Property, as it is assumable at a 1% fee, subject to lender approval.


     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At June 30, 2001, the Property was generating sufficient cash flow from operations to fund the budgeted repairs and improvements and to service existing indebtedness, which the General Partners believe will continue. The Managing General Partner anticipates that major repair and improvement expenditures will be higher in 2001 as compared to prior years and therefore, distributions to the Limited Partners will decrease from 6.5% for 2000 to approximately 6% for 2001. The distribution for the first quarter of 2001 was 5% compared to a 6% distribution for the first quarter of 2000, on an annualized basis. The Managing General Partner expects that the distribution for the second quarter of 2001 will be 6%, compared to a 7% distribution for the second quarter of 2000, on an annualized basis. However, distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.

Results of Operations
---------------------

     The Property was 95.8% occupied as of June 30, 2001, 93.75% as of December 31, 2000, and 96.5% as of June 30, 2000. Management believes that occupancy at the Property will be approximately 92 - 98% for the remainder of 2001. The Partnership had total revenues of $739,639 for the six months ended June 30, 2001, compared to total revenues of $664,422 for the six months ended June 30, 2000. Revenues increased in 2001, from 2000 levels, mainly due to the receipt of a $64,066 refund in the second quarter of 2001 of an overpayment of prior years' rubbish removal tax and a $17,509 increase in rental rates, partially offset by an increase in vacancy valued at $2,594. Management believes rental revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $645,585 for the six months ended June 30, 2001, compared to $645,378 for the six months ended June 30, 2000. The minor increase in total expenses was due to higher property operation and depreciation expenses, partially offset by decreased general and administrative and mortgage interest expense. Property operation expenses are higher in 2001, as compared to 2000, primarily due to the following increases in expense: water and sewer, $1,537, gas and fuel, $2,574, and painting and decorating, $6,899, partially offset by the following decreases in expense: janitorial supplies and contracts, $847, rubbish removal, $2,304, and carpeting, $1,074. Painting and decorating expense increased in 2001 primarily due to periodic fence painting expense of $6,067. Depreciation expense increased in 2001, due to fixed asset additions. General and administrative expenses decreased in 2001, as compared to 2000, due to the following decreases in expense: accounting and tax service, $14,943, marketing, $7,386, office and administrative expense, $3,434, partially offset by the following increases in expense: advertising, $3,029, professional fees, $2,766, and miscellaneous expense, $3,906. Management fees for the six months ended June 30, 2001 are approximately the same as those for the six months ended June 30, 2000.

     For the six months ended June 30, 2001, the Partnership had net income of $94,054 compared to net income of $19,044 for the six months ended June 30, 2000, due to increased revenue, partially offset by increased expenses for the six months ended June 30, 2001, compared to the same period in 2000 as discussed above. Net income for the three months ended June 30, 2001 increased $59,957 compared to the same period in 2000 primarily due to the refund of prior year's rubbish removal tax.

     Net cash flows provided by operating activities for the six months ended June 30, 2001, were $242,701 compared to net cash flows provided by operating activities of $160,277 for the six months ended June 30, 2000. The increase in net cash flows provided by operating activities was attributable primarily to a increase in net income before depreciation expense and an increase in accrued real estate taxes, offset by an increase in real estate tax and other escrows. The Partnership paid distributions of $116,703 during the six months ended June 30, 2001, as compared to $149,501 during the six months ended June 30, 2000. The decrease in distributions in 2001, as compared to the same period one year ago, is due in part to the reconciliation of distributions paid in 2000 to distributable proceeds during the period and a 1% reduction in distributions for the first quarter of 2001 compared to distributions for the first quarter of 2000. On an annualized basis, the distribution for the first quarter of 2001 was 5% compared to a 6% distribution for the first quarter of 2000. The Managing General Partner expects that the distribution for the scond quarter of 2001 will be 6% compared to a 7% distribution for the second quarter of 2000, on an annualized basis. The Managing General Partner expects that total annual distributions to the Limited Partners will decrease from 6.5% for 2000 to approximately 6.0% for 2001. The Managing General Partner anticipates that the level of additional 2001 quarterly distributions to Limited Partners is dependant on overall Property performance and on expenditures for major repairs and improvements, as discussed above.

     The Managing General Partner is continuing to explore opportunities that may be deemed advantageous to the Partnership, including the sale of the Property.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         None

     (b) Reports on Form 8 - K.

         No Reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                        CHRISKEN GROWTH & INCOME L.P. II
                        --------------------------------
                                  (Registrant)


                                   By:      ChrisKen Income Properties,
                                            Inc. II, Managing General
                                            Partner


Date: August 14, 2001                       By:      /S/JOHN F. KENNEDY
                                                     ------------------------
                                                     John F. Kennedy
                                                     Director and President