Form 10QSB
period 2001-09-30
CHRISKEN GROWTH & INCOME LP II
filed 2001-11-14
CIK 850625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

(Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


Yes       X     No
         ---        ---

                        CHRISKEN GROWTH & INCOME L.P. II

                                      INDEX


PART I FINANCIAL INFORMATION PAGE

     Item 1. Condensed Financial Statements (UNAUDITED)

             Condensed Balance Sheet at September 30, 2001                    2

             Condensed  Statements  of Income  (Loss) for the Three
             and Nine Months Ended September 30, 2001 and 2000                3

             Condensed  Statement  of  Partners'  Capital for the
             Nine Months Ended September 30, 2001                             4

             Condensed Statements of Cash Flows for the Nine Months
             Ended September 30, 2001 and 2000                                5

             Notes to Condensed Financial Statements                          6

     Item 2. Management's Discussion and Analysis or Plan of Operation        7


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                9

     Item 2. Changes in Securities                                            9

     Item 3. Defaults Upon Senior Securities                                  9

     Item 4. Submissions of Matters to a Vote of Security Holders             9

     Item 5. Other Information                                                9

     Item 6. Exhibits and Reports on Form 8-K                                 9


SIGNATURE                                                                    10

                                     PART I


ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                             Condensed Balance Sheet

                               September 30, 2001
                                   (UNAUDITED)


ASSETS
Cash and cash equivalents                                       $      38,938
Restricted cash                                                        57,645
Real estate taxes and other escrows                                    90,285
Deferred financing fees, net of accumulated amortization
        of $43,080                                                     54,460
Other                                                                  16,946
                                                             -------------------
                                                                      258,274

Investment in real estate, at cost:
   Land                                                               611,986
   Buildings and improvements                                       4,911,323
   Equipment                                                          302,615
                                                             -------------------
                                                                    5,825,924
Accumulated depreciation                                             (958,903)
                                                             -------------------
                                                                    4,867,021

Total assets                                                      $ 5,125,295
                                                             ===================

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                $      89,303
Accrued real estate taxes                                             117,206
Tenants' security deposits                                             17,766
Mortgage loan payable                                               4,528,596
                                                             -------------------
Total liabilities                                                   4,752,871

Partners' capital, 11,513 limited partnership units issued
        and outstanding                                               372,424
                                                             -------------------

Total liabilities and partners' capital                           $ 5,125,295
                                                             ===================

SEE ACCOMPANYING NOTES.


                                           Chrisken Growth & Income L.P. II
                                           (A DELAWARE LIMITED PARTNERSHIP)

                                         Condensed Statements of Income (Loss)
                                                      (UNAUDITED)


                                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  SEPTEMBER 30                           SEPTEMBER 30
                                                              2001              2000               2001                2000
                                                      ------------------------------------------------------------------------------

REVENUE
Rental                                                    $   326,424       $     318,498      $   969,783        $    946,388
Interest                                                          596                 993            1,524               4,309
Other                                                          18,682              19,236          117,439              52,758
                                                      ------------------------------------------------------------------------------
Total revenue                                                 345,702             338,727        1,088,746           1,003,455

EXPENSES
Property operations                                           103,494              98,845          249,423             237,674
Depreciation                                                   84,065              68,865          241,797             206,595
Interest                                                       76,984              82,563          231,261             248,322
General and administrative                                     78,913              60,548          236,425             231,032
Management fees - affiliate                                    17,100              16,860           50,640              49,741
                                                      ------------------------------------------------------------------------------
Total expenses                                                360,556             327,681        1,009,546             973,364
                                                      ------------------------------------------------------------------------------
Net (loss) income                                             (14,854)      $      11,046      $    79,200        $     30,091
                                                      ==============================================================================
Net (loss) income allocated to general partners           $         -       $       1,105      $         -        $      3,009
                                                      ==============================================================================
Net (loss) income allocated to limited partners           $   (14,854)      $       9,941      $    79,200        $     27,082
                                                      ==============================================================================
Net (loss) income allocated to limited partners
   per limited partnership unit outstanding               $    (1.29)       $        .86       $     6.88         $      2.35
                                                      ==============================================================================
Limited partnership units outstanding                          11,513              11,516           11,513              11,516
                                                      ==============================================================================

SEE ACCOMPANYING NOTES.


                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Condensed Statement of Partners' Capital

                      Nine months ended September 30, 2001
                                   (UNAUDITED)


                                             PARTNERS' CAPITAL ACCOUNTS
                               -------------------------------------------------
                                GENERAL           LIMITED
                                PARTNERS          PARTNERS            TOTAL
                               -------------------------------------------------
Balance at January 1, 2000       $   -         $    473,649      $    473,649
Distributions (A)                    -             (180,425)         (180,425)
Net income                           -               79,200            79,200
                               -------------------------------------------------
Balance at September 30, 2001    $   -         $    372,424      $    372,424
                               =================================================

(A) Summary of 2001 quarterly cash distributions paid per limited partnership unit:

First quarter                    $4.66
Second quarter                   $5.47
Third quarter                    $5.53

SEE ACCOMPANYING NOTES.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                       Condensed Statements of Cash Flows
                                   (UNAUDITED)


                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                               2001       2000
                                                           ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  79,200   $ 30,091
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
     Depreciation and amortization                           241,797    221,226
     Net changes in operating assets and liabilities:
       (Increase) in real estate taxes and other escrows     (24,149)   (34,841)
       (Increase) in other assets                             (5,476)    (3,871)
       Increase in accounts payable and accrued expenses      63,622     24,063
       Increase (decrease) in tenants' security deposits         342       (429)
       Decrease in due to affiliates                          (3,479)    (4,713)
                                                           ---------------------
Net cash flows provided by operating activities              351,857    231,526

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                      (132,867)   (74,467)
                                                           ---------------------
Cash flows used in investing activities                     (132,867)   (74,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments                                           (40,040)   (37,426)
Distributions                                               (180,425)  (223,844)
                                                           ---------------------
Cash flows used in financing activities                     (220,465)  (261,270)
                                                           ---------------------
Net decrease in cash and cash equivalents                     (1,475)  (104,211)
Cash and cash equivalents, beginning of period                40,413    152,293
                                                           ---------------------
Cash and cash equivalents, end of period                   $  38,938   $ 48,082
                                                           =====================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                $  231,261  $233,691
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

2. OTHER REVENUE

On June 13, 2001, the Partnership received a refund for rubbish removal service for the period from 1996 through 2000 in the amount of $64,066. This amount is included in the statement of income as an increase to other revenue during the nine months ended September 30, 2001.

3. EQUIPMENT PURCHASE

On August 1, 2001, the Partnership obtained financing to purchase a truck in the amount of $27,300. The loan bears interest at 8.1% and requires monthly payments of principal and interest of $555 through the maturity date of September 1, 2006 at which time all outstanding principal and interest are due. As of September 30, 2001, the Partnership paid $184 of interest and the remaining outstanding principal of $26,929 is included in accounts payable.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Partnership had cash and cash equivalents of $38,938 compared to $40,413 at December 31, 2000. The decrease in cash and cash equivalents during the nine months ended September 30, 2001, is the result of increased accounts receivable, investment in real estate, real estate tax escrows, and decreased mortgage principal, partially offset by increased accounts payable and decreased distributions to Limited Partners. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of June 30, 2001, and December 31, 2000) which the General Partners believe is adequate to satisfy cash requirement needs, when coupled with a reduction in distributions, as described below. Earlier in 2001, the Managing General Partner reviewed a proposed 2001 budget that included approximately $160,800 of major repairs and improvements. Because the proposed amount was significantly higher than the Partnership's expenditures on such items in the past few years, the Managing General Partner determined that some but not all of the proposed major repairs and improvements should be made in 2001. Nonetheless, major repair and improvement expenditures during 2001 will be greater than in recent years. Based on this analysis, the Managing General Partner expects that total annual distributions to the Limited Partners will decrease from 6.5% for 2000 to approximately 5.5% for 2001. The distributions for the first and second quarters of 2001 were 6% compared to a 7% distribution for the first and second quarters of 2000, on an annualized basis. The Managing General Partner has determined that the distribution for the third quarter of 2001 will be 5%, compared to a 7% distribution for the third quarter of 2000, on an annualized basis.

     On March 23, 2001, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 300 Units, or approximately 2.6%, of the outstanding Units of the Partnership at $241 per Unit. The offer expired on May 15, 2001. The Partnership's records indicate that as of November 5, 2001, 46 Units were sold to Bond Purchase, L.L.C. as a result of this offer.

     On August 18, 2001, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 230 Units, or approximately 2%, of the outstanding Units of the Partnership at $250 per Unit. The offer expired on September 30, 2001. The Partnership's records indicate that as of November 5, 2001, 86 Units were sold to Bond Purchase, L.L.C. as a result of this offer. On August 23, 2001, the General Partners submitted an offer, which expired September 13, 2001, to the Limited Partners by which the General Partners and certain third parties would purchase up to 500 Units, or approximately 4.3%, of the outstanding Units of the Partnership at a price of $255 per Unit. The Partnership's records indicate that as of November 5, 2001, Limited Partners sold 173.8 Units to Mr. John F. Kennedy, President and sole Director of ChrisKen Income Properties, Inc., II, the Partnership's Managing General Partner, and other parties as a result of this offer.

     Management believes that the Unit sales to Bond Purchase, L.L.C. will not adversely affect the management or liquidity of the Partnership. Additional unsolicited offers to purchase Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     The current mortgage indebtedness of $4,528,596, with an interest rate of 6.77%, matures on August 31, 2004. Under the terms of the loan, the monthly principal and interest payments are $30,124. The General Partners believe the loan provides current beneficial financing terms and should be attractive to potential buyers of the Property, as it is assumable for a 1% fee, subject to lender approval.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At September 30, 2001, the Property was generating sufficient cash flow from operations to fund anticipated repairs and improvements and to service the existing indebtedness, which the General Partners believe will continue. Major repair and improvement expenditures were higher in 2001 as compared to prior years and therefore, on an annualized basis, distributions to the Limited Partners decreased from 6.5% for 2000 to approximately 5.5% for 2001. The distributions for the first and second quarters of 2001 were 6% compared to a 7% distribution for the first and second quarters of 2000, on an annualized basis. With the majority of the repair and improvement expenditures completed as of September 30, 2001, and pending the fourth quarter 2001 results of operations, the Managing General Partner has determined that the distribution for the third quarter of 2001 will be 5% compared to a 7% distribution for the third quarter of 2000, on an annualized basis. Distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate for the fourth quarter.

RESULTS OF OPERATIONS

     The Property was 95.14% occupied as of September 30, 2001, 93.75% as of December 31, 2000, and 96.5% as of September 30, 2000. Management believes that occupancy at the Property will be approximately 87% - 91% for the remainder of 2001. The Partnership had total revenues of $1,088,746 for the nine months ended September 30, 2001, compared to total revenues of $1,003,455 for the nine months ended September 30, 2000. Revenues increased in 2001, from 2000 levels, mainly due to the receipt of a $64,066 refund in the second quarter of 2001 of an overpayment of prior years' rubbish removal expense, a $24,517 increase in rental rates and a $6,930 increase in pet fee income, partially offset by an increase in vacancy valued at $3,244. Management believes that, due to current economic conditions and increased competition, occupancy for the fourth quarter of 2001 may be 4% to 6% lower than occupancy for the fourth quarter of 2000, with a corresponding reduction in rental revenues for the fourth quarter of 2001. Actual occupancy, however, may differ from the above estimate. The Partnership had total expenses of $1,009,546 for the nine months ended September 30, 2001, compared to $973,364 for the nine months ended September 30, 2000. Total expenses increased due to higher property operations, general and administrative and depreciation expenses, partially offset by decreased mortgage interest expense. Property operations expenses are higher in 2001, as compared to 2000, primarily due to the following increases in expense: grounds maintenance and supplies $12,117, water and sewer, $2,677, gas and fuel, $2,852, painting and decorating, $11,617, partially offset by the following decreases in expense: electrical repairs and supplies, $12,734, and rubbish removal $5,148. Grounds maintenance increased partly due to third quarter water main repairs of $9,761 and an increase in monthly grounds maintenance averaging $539 per month. Painting and decorating increased in 2001 primarily due to periodic fence painting expense of $6,852 and an increase in window blind replacements of $2,580. Electrical repairs decreased from 2000 primarily due to carport, $9,000, and kitchen, $6,172, rewiring projects completed in 2000. General and administrative expenses are higher in 2001 as compared to 2000 primarily due to the following increases in expense: advertising, $4,040, administrative salaries, $1,808, real estate tax expense, $2,445, property insurance, $2,961, professional fees, $6,064, and miscellaneous expense, $3,906, partially offset by the following decreases in expense: office and administrative expense $4,369, and audit and accounting fees, $14,040. Depreciation expense increased $20,571 due to fixed asset additions. Management fees for the nine months ended September 30, 2001 are approximately the same as those for the nine months ended September 30, 2000.

     For the nine months ended September 30, 2001, the Partnership had net income of $79,200 compared to net income of $30,091 for the nine months ended September 30, 2000, as the result of increased rental and other revenues, partially offset by increased expenses for the nine months ended September 30, 2001 compared with the same period in 2000 as discussed above.

     Net cash flows provided by operating activities for the nine months ended September 30, 2001, were $351,857 compared to net cash flows provided by operating activities of $231,526 for the nine months ended September 30, 2000. The increase in net cash flows provided by operating activities was attributable primarily to an increase in net income before depreciation expense and an increase in accounts payable and accrued real estate tax expense and decreased funding to the real estate tax escrow, offset by an increase in accounts receivable. The Partnership paid distributions of $180,425 during the nine months ended September 30, 2001, as compared to $223,844 during the nine months ended September 30, 2000. The decrease in distributions in 2001, as compared to the same period one-year ago, is due in part to the reconciliation of distributions paid in 2000 to distributable proceeds during the period and an annualized 1% reduction in distributions for the first and second quarters of 2001 compared to the first and second quarters of 2000. The Managing General Partner has determined that the distribution for the third quarter of 2001 will be 5% compared to a 7% distribution for the third quarter of 2000, on an annualized basis. The Managing General Partner expects that total annual distributions to the Limited Partners will decrease from 6.5% for 2000 to approximately 5.5% for 2001. The level of additional 2001 quarterly distributions to Limited Partners is dependent on overall Property performance and on expenditures for major repairs and improvements, as discussed above.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               None

          (b)  Reports on Form 8 - K.

               No Reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                 CHRISKEN GROWTH & INCOME L.P. II
                                           (Registrant)


                                   By: ChrisKen Income Properties, Inc., II Managing General Partner


Date: November 14, 2001            By:      /S/JOHN F. KENNEDY
                                            ----------------------
                                            John F. Kennedy
                                            Director and President