Form 10KSB
period 2001-12-31
CHRISKEN GROWTH & INCOME LP II
filed 2002-04-08
CIK 850625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[ X]             ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the Transition period from                 to
                                       ---------------    -----------------

                         Commission file number 0-20129
--------------------------------------------------------------------------------
                        CHRISKEN GROWTH & INCOME L.P. II
--------------------------------------------------------------------------------
(Name of small business issuer in its charter)

         Delaware                                      36-3644609
--------------------------------                    -------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

345 North Canal Street, Chicago, Illinois                  60606
-----------------------------------------                  -----
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number                              (312) 454-1626


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 2001 were $1,276,602. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $5,705,500 (based on the price at which Units were offered to the public) at December 31, 2001 and March 15, 2002. The aggregate sales price does not reflect market value, it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated September 8, 1989, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-28893, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

                               TABLE OF CONTENTS



PART I                                                                      PAGE
                                                                            ----


Item 1.   Description of Business   ...........................................1

Item 2.   Description of Property   ...........................................1

Item 3.   Legal Proceedings         ...........................................3

Item 4.   Submission of Matters to a Vote of Security Holders..................3



PART II.



Item 5.   Market for Registrant's Limited Partnership Interests and Related

          Security Matters          ...........................................4

Item 6.   Management's Discussion and Analysis of Financial Condition and

          Results of Operation      ...........................................4

Item 7.   Financial Statements      ...........................................6

Item 8.   Changes and Disagreements with Accountants on Accounting

          and Financial Disclosure  ...........................................6



PART III.



Item 9.   Directors, Executive Officers, Promoters and Persons; Compliance

          with Section 16 (a) of the Exchange Act .............................7

Item 10.  Executive Compensation    ...........................................7

Item 11.  Security Ownership of Certain Beneficial Owners and Management.......8

Item 12.  Certain Relationships and Related Transactions.......................8

Item 13.  Exhibits and Reports on Form 8-K....................................10



Signatures....................................................................11



INDEX TO FINANCIAL STATEMENTS................................................F-1









                                       (i)

                                     PART I

Item 1. Description of Business.

     ChrisKen Growth & Income L.P. II (the "Partnership") is a Delaware limited partnership formed in 1989 for the purpose of acquiring, operating, holding for investment and disposing of one or more existing income-producing apartment complexes and/or commercial properties located primarily in the Midwestern United States. The general partners of the Partnership are ChrisKen Income Properties, Inc. II (the "Managing General Partner") and ChrisKen Limited Partnership II (the "Associate General Partner") (collectively, the "General Partners"). The Managing General Partner is an Illinois corporation, the shares of which are owned or controlled by Mr. John F. Kennedy and Mr. John S. Marten. The Associate General Partner is an Illinois limited partnership of which Mr. Kennedy and ChrisKen Equities, Inc., an affiliate of the Partnership, are the general partners. Mr. Kennedy is the President and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Property. Information regarding the relationship between the Partnership and the management agent is set forth in Item 12. Certain Relationships and Related Transactions. Mr. Marten was an Executive Vice President - Property Management and Trustee of the ChrisKen Residential Trust.

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

     Discussion regarding apartment communities that may compete with the Property is set forth below in Item 2. Property - Analysis. The General Partners believe that the Property remains competitive in its market.

     The General Partners expected to sell the property and begin an orderly liquidation of the Partnership after operating the Property for five to eight years. In determining whether to sell or refinance, the Partnership considers factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The Partnership has been operating for approximately twelve years. The General Partners do not intend to reinvest the net proceeds from a sale of the Property in additional properties. Pursuant to the Partnership Agreement, the Partnership will terminate December 31, 2028, unless terminated earlier at the sole discretion of the Managing General Partner.

     The Partnership has no employees. The General Partners believe that CREMCO, L.L.C., the management agent of the Property, has sufficient personnel and other required resources to discharge all of its responsibilities to the Partnership. The General Partners and their affiliates are permitted to perform services for the Partnership. The business of the Partnership is not seasonal and the Partnership does no foreign or export business.

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

Item 2. Description of Property.

     The Property is an apartment complex commonly known as Barrington Estates, located at 8717 Old Town West Drive, Indianapolis, Indiana and was built in 1968. The purchase price of the Property was approximately $3,775,000. In 1990, the Partnership undertook a substantial repair and improvement program (the "Renovations") with respect to the Property. Renovations were completed in 1993 with the complete renovation of apartment interiors, the addition of 17 carports, enhanced exterior lighting and the remodeling of both the exterior and interior of the clubhouse for a total cost of $3,353,906. The Property is situated on approximately 11 acres and is comprised of 144 units of which 112 units are townhouses located in 13 separate buildings, with 65 carports and 18 garages, an 1,800 square foot clubhouse and a swimming pool. All buildings are either two or three stories. No additional renovations were completed in 2001 and none are presently scheduled for 2002.


     The Property is being depreciated using 27.5-year straight-line depreciation for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation for the portion allocable to tax-exempt Limited Partners.

     At December 31, 2001, 134 of the Property's units were occupied while 10 units were vacant (93.05% occupancy). The chart below details the occupancy status and rent structure of the Property's units as of December 31, 2001. All tenant leases are for periods of three months to one year. There is one tenant who leases two units. No other tenants lease more than one unit. See table below.




Apartment Type     Number of    Occupied    Rent Per    Approximate   Average
--------------     Apartments   12/31/00     Month       Apartment   Rent/Sq.Ft.
#Bed     #Baths    ----------   --------    -------        Size         /Mo.
----     ------                                         -----------  -----------

1        1 1/2TH        6           6         $700        855 SF      $  .82

1        1             18          16      $630-$640      628 SF       $1.00
                                                                     - $1.02
2        1             14          12         $680        907 SF       $. 75

2        2 1/2TH       24          23         $840      1,153 SF       $. 73

2        1 1/2TH       36          34         $795      1,069 SF       $. 74

3        2    TH        6           6         $945      1,295 SF       $. 73

3        2 1/2TH       40          37       $1,015      1,456 SF       $. 70


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

ANALYSIS. The General Partners believe that the following information reflects the current market conditions for apartment complexes that may compete with the
Property:















                              Competitive Projects


Project            Apartment Type       Rent Per   Approximate Apt.    Rent/Sq.
-------            --------------       Month       Size in Sq.Ft.     Ft./Mo.
                                        --------   ---------------     --------

The Lakes          1 Bdrm 1 Bath        $700-730       750-875         $.93-.83
                   2 Bdrm 2 Bath        $845            1,075            $.79

The Kensington     1 Bdrm 1.5 Bath TH   $660              800            $.83
                   2 Bdrm 2 Bath        $800            1,100            $.73
                   2 Bdrm 2.5 Bath TH   $850            1,250            $.68
                   3 Bdrm 2.5 Bath      $1,045          1,600            $.65

Woodland Trace     1 Bdrm 1 Bath        $615              960            $.64
                   2 Bdrm 2 Bath        $710            1,200            $.59
                   2 Bdrm 2.5 Bath TH   $825            1,620            $.51
                   3 Bdrm 2.5 Bath TH   $945            1,800            $.53

Willow Lake        1 Bdrm 1 Bath        $835            1,098            $.76
                   1 Bdrm 1 Bath        $970            1,313            $.74
                   2 Bdrm 1 1/2Bath     $1,180          1,450            $.81
                   2 Bdrm 2 Bath TH     $1,460          1,745            $.84



Item 3. Legal Proceedings.

     The Partnership is not a party to any litigation other than litigation that the Managing General Partner believes is routine litigation incidental to the Partnership's business. In December 2001, John S. Marten, a former officer and trustee of ChrisKen Residential Trust ("CRT"), which controls CREMCO, LLC, the Partnership's management agent, sued CRT, CRT's three independent trustees, John
F. Kennedy (a trustee of CRT and an officer of the Partnership's Managing General Partner) (see MARTEN V. CHRISKEN RESIDENTIAL TRUST, ET AL., No. 01 CH 21979). Neither the Partnership nor the General Partners are parties to that litigation. In that litigation, which is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Mr. Marten made allegations regarding the services provided by the trustees, including Mr. Kennedy, and sought, among other things, an injunction prohibiting CRT from terminating Mr. Marten as an officer or trustee of CRT. Although Mr. Marten's request for injunctive relief was unsuccessful, and he was subsequently removed as an officer and trustee by the CRT board of trustees, the litigation against CRT and its trustees is ongoing.


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

     The Revenue Act of 1987 contains provisions that may have an adverse impact on investors in certain "publicly traded partnerships". If the Partnership were to be classified as a "publicly traded partnership", income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership".

     On March 23, 2001, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 300 Units, or approximately 2.6%, of the outstanding Units of the Partnership at $241 per Unit. The offer expired on May 15, 2001. The Partnership's records indicate that as of March 19, 2002, 46 Units were sold to Bond Purchase, L.L.C. as a result of this offer.

     On August 18, 2001, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 230 Units, or approximately 2%, of the outstanding Units of the Partnership at $250 per Unit. The offer expired on September 30, 2001. The Partnership's records indicate that as of March 19, 2002, 102 Units were sold to Bond Purchase, L.L.C. as a result of this offer. On August 23, 2001, the General Partners submitted an offer, which expired September 13, 2001, to the Limited Partners by which the General Partners and certain third parties would purchase up to 500 Units, or approximately 4.3%, of the outstanding Units of the Partnership at a price of $255 per Unit. The Partnership's records indicate that as of March 19, 2002, 173.8 Units were sold by Limited Partners to Mr. John F. Kennedy, and other parties as a result of this offer.

     On November 1, 2001, McDowell Foods, which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 450 Units, or approximately 3.9%, of the outstanding Units of the Partnership at $263 per Unit. The offer expired on December 15, 2001. The Partnership's records indicate that as of March 19, 2002, 84.2 Units were sold to McDowell Foods as a result of this offer.

     Management believes that the Unit sales to Bond Purchase, L.L.C. and McDowell Foods will not adversely affect the management or liquidity of the Partnership. Additional unsolicited offers to purchase Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     At December 31, 2001 and December 31, 2000, there were 11,513 Units outstanding. Cash distributions paid to Unit holders for 2001 and 2000 totaled $234,111 and $299,003 respectively.


Item 6. Management's Discussion and Analysis of Financial Condition and results of Operations.

Liquidity and Capital Resources.

     As of December 31, 2001, the Partnership had cash and cash equivalents of $23,281 compared to $40,413 at December 31, 2000. The decrease in cash and cash equivalents is primarily the result of increased investment in real estate partially offset by increased accounts payable and decreased distributions. The Partnership has established working capital reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 at December 31, 2001), which the General Partners believe is adequate to satisfy cash requirements. The Managing General Partner will periodically review the level of working capital reserves being maintained by the Partnership and will make adjustments as and if deemed necessary and in the best interest of the Partnership. In connection therewith, the Managing General Partner may, in its sole discretion, determine from time to time to distribute amounts set aside for working capital reserves to Limited Partners, but in no event will the Managing General Partner reduce working capital reserves to less than 1% of the gross proceeds of the Offering by such distributions. To the extent the Partnership's working capital reserves are depleted to less than 1% as a result of the application of such reserves for working capital purposes, the Managing General Partner anticipates that subsequent Operating Cash Flow will be utilized to replenish its working capital reserves to the level deemed necessary for continued operation of the Partnership prior to the distribution of Operating Cash Flow to the Partners. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership would be required to borrow additional funds to meet such costs.

     The current mortgage indebtedness of $4,514,792, with an interest rate of 6.77%, matures on August 31, 2004. Under the terms of the loan, the monthly principal and interest payments are $30,124. In addition to providing current beneficial financing terms, the General Partners believe the loan should be very attractive to potential buyers of the Property, as it is assumable at a 1% fee, subject to lender approval.

     The source of future liquidity and cash distributions to the Partners is dependent upon the cash generated by the Property. Based upon a review of the existing leases and occupancy levels and cash flows generated by the Property, the General Partners do not anticipate a lack of liquidity. At December 31, 2001, the Property was generating sufficient cash flow from operations to fund the budgeted repairs and improvements and to service the existing indebtedness, which the General Partners believe will continue. Major repair and improvement expenditures were higher in 2001 as compared to prior years and therefore, distributions to Limited Partners decreased in 2001 as compared to 2000. The distributions for the first and second quarters of 2001 were 6% compared to a 7% distribution for the first and second quarters of 2000, on an annualized basis. Distributions for the third quarter of 2001 and 2000 were 5% and 7% respectively, on an annualized basis. Annualized distributions are a percentage of Limited Partner net equity. With respect to 2002, the Managing General Partner expects increases in property taxes and property insurance premiums for the Property. Coupled with current economic factors that the Managing General Partner believes are favoring new home purchases, the Managing General Partner anticipates that, on an annualized basis, distributions to the Limited Partners will decrease from 5.5% for 2001 to approximately 3% for 2002. However, distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.

RESULTS OF OPERATIONS.

     COMPARISON OF 2001 TO 2000. The Property was 93.05% occupied as of December 31, 2001, and 93.75% occupied as of December 31, 2000. See the chart on page 2 detailing occupancy as of December 31, 2001. The General Partners believe that during 2002 occupancy at the Property will range between 90 - 93% as a result of weakened economic conditions. For the year ended December 31, 2001, the Partnership had rental revenues of $1,276,602 compared to $1,266,422 for the year ended December 31, 2000. Rental revenues increased in 2001 primarily as a result of a $32,518 increase in rental rates, partially offset by a $23,490 increase in vacancy loss. Other revenue increased in 2001, from 2000 levels, mainly due to the receipt of a one-time $64,066 refund of an overpayment of prior years' rubbish removal expense. For the year ended December 31, 2001, the Partnership had incurred expenses, exclusive of interest expense, of $1,076,994 a 7.4% increase from expenses for the year ended December 31, 2000 of
$1,003,167. Property operating expenses increased from $292,370 in 2000 to $309,223 in 2001, primarily as the result of the following increases in expense: janitorial supplies and contracts, $2,734, painting and decorating, $11,159, maintenance salary expense, $4,806, and grounds maintenance and supplies, $14,002, partially offset by the following decreases in expense: electrical upgrades, $15,233, and rubbish removal, $6,888. Painting and decorating increased in 2001 primarily due to periodic fence painting expense of $6,652. Maintenance salary expense was higher in 2001 due to temporary reductions in staff during the first and third quarters of 2000. Grounds maintenance and supplies increased mainly as the result of an increase in monthly grounds maintenance averaging $319 per month and non-recurring water main repairs of $9,751 incurred in 2001. Electrical upgrades decreased in 2001 due to non-recurring kitchen, $6,172, and carport, $9,000, improvements, completed in 2000. Repairs and maintenance expenses increased, from $26,086 in 2000 to $28,174 in 2001, primarily due to the following increases in expense: structural repairs, $1,168, and electrical repairs and supplies, $3,020, partially offset by a $1,105 decrease in carpet repairs. Advertising expense increased in 2001 to $37,407 compared with $28,052 in 2000. Depreciation expense increased to $314,634 in 2001 from $295,954 in 2000, due to fixed asset additions. General and administrative expenses increased 10.49% from $190,927 in 2000 to $210,959 in 2001 primarily due to the following increases in expense: property insurance, $6,379, office and administrative salaries, $3,823, professional fees, $9,433, bad debt expense $9,148, and miscellaneous expense, $3,906, partially offset by the following decreases in expense: audit and accounting fees, $13,476, and medical and life insurance, $3,490. Real estate tax expense increased 5.76%, from $83,247 in 2000 to $88,046 in 2001. The Partnership amortized $19,508 as prepaid mortgage loan costs in both 2000 and 2001. Management fee expense in 2001 was $69,043, compared to $67,023 in 2000.

     Interest income for the year ended December 31, 2001, was $4,278 compared to $6,124 for the year ended December 31, 2000. Interest expense decreased .9% from $310,877 in 2000 to $308,065 in 2001. Interest expense for 2001 includes $722 in interest payments related to the purchase of a 2001 Chevy Silverado maintenance vehicle. The vehicle, which is being financed over a five-year period with an interest rate of 8.1% per annum, was purchased in August 2001 for $27,300.

     In the second quarter of 2001, the Partnership received a one-time refund in the amount of $64,066 for the overpayment of prior years' rubbish removal expense. The refund resulted from a review, conducted by Property staff, of payments made to the rubbish removal company for services provided.

     The Partnership earned net income of $32,949 for the year ended December 31, 2001, as compared to net income of $29,802 for the year ended December 31, 2000, as the result of increased rental and other revenues, partially offset by increased expenses for the year ended December 31, 2001 compared to the year ended December 31, 2000, as discussed above.

     Net cash flows provided by operating activities for the twelve months ended December 31, 2001, were $443,514 compared to net cash flows provided by operating activities of $329,313 for the twelve months ended December 31, 2000. The increase in net cash flows provided by operating activities was attributable primarily to an increase in net income before depreciation expense and an increase in accounts payable and accrued real estate tax expense. For the years ended 2001 and 2000, the Partnership paid distributions to Limited Partners of $20.32 and $25.98, respectively, of which $13.37 and $20.46 per unit, respectively, represents a return of capital on a federal income tax basis. The General Partners have not received distributions from recurring operations. The decrease in distributions in 2001, as compared to the same period one-year ago, is due to an annualized 2% reduction in distributions for the fourth quarter of 1999 compared to the fourth quarter of 2000, an annualized 1% reduction in distributions for the first and second quarters of 2001 compared to the first and second quarters of 2000, and an annualized 2% reduction in distributions for the third quarter of 2001 compared to the third quarter of 2000. Annualized distributions are a percentage of Limited Partner net equity. While the General Partners hope to increase revenues generated by the Property in 2002 as compared to 2001, by increasing occupancy and rental rates, current economic conditions generally may limit their ability to do so. The General Partners believe that current economic conditions continue to have a negative effect on the multifamily housing markets in part because the resulting significant decreases in home mortgage rates have encouraged first time home purchases. Although a recent report issued by Fannie Mae indicates that mortgage rates are expected to rise in 2002, the Managing General Partner cannot predict how or when such increases will impact demand for apartment properties like those at the Property. Additionally, as indicated above, the Partnership expects property taxes and property insurance premiums to increase during 2002, which likely will exceed those incurred in 2000 and 2001. Therefore, the Managing General Partner expects that total annual distributions to the Limited Partners will decrease from 5.5% for 2001 to approximately 3% for 2002. The Managing General Partner anticipates that the level of 2002 quarterly distributions to Limited Partners is dependent on overall Property performance and on expenditures for major repairs and improvements, as discussed above.

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

INFLATION.

     Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs, which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.





Item 7. FINANCIAL STATEMENTS.

     See Index to Financial Statements on Page F-1 of this Form 10-KSB for Financial Statements.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT.

     The Partnership does not have directors or officers. The General Partners of the Partnership are ChrisKen Income Properties, Inc. II, an Illinois corporation, as Managing General Partner, and ChrisKen Limited Partnership II, an Illinois limited partnership, as Associate General Partner.

     Mr. John F. Kennedy and Mr. John S. Marten owned issued and outstanding shares of the Management General Partner. Mr. Kennedy is the President and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Property. Mr. Marten is a former Executive Vice President - Property Management and Trustee of ChrisKen Residential Trust. The sole officer and director of the Managing General Partner is John F. Kennedy, who is President and Secretary. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an affiliate.

     The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 2002:

NAME                       AGE                 POSITION

John F. Kennedy            51                  Director, President and Secretary

     John F. Kennedy has been a Director, President (Vice President until 1994) and Secretary of the Managing General Partner since 1989 and is a general partner of the Associate General Partner. Mr. Kennedy is President, Chief Executive Officer, Chief Operating Officer and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Property. Mr. Kennedy has also been an officer, director and shareholder of several ChrisKen affiliates. Mr. Kennedy is currently a general partner in 6 affiliated private real estate limited partnerships located primarily in the Midwest, as well as a principal of the ChrisKen Partners Cash Income Fund L.P., a public real estate limited partnership. Prior to co-founding The ChrisKen group of companies, he was involved from 1977 to 1978 with marketing various properties for American Invesco, a condominium conversion firm headquartered in Chicago. Mr. Kennedy of holds a Bachelor of Arts degree from DePaul University. Mr. Kennedy has been a licensed real estate broker since 1981.

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

     The following is a schedule of the compensation paid or to be paid by the Partnership to the General Partners or their affiliates for the year ended December 31, 2001, and a description of the transactions giving rise to such compensation:



Description of Transaction
and Entity Receiving                                    Amount of
Compensation                                           Compensation
------------                                            -----------

Reimbursement of property operating
  payroll costs to affiliate of the
  General Partners                                        $131,525
Property Management Fee to affiliate
  of the General Partners                                   69,043
                                                        -----------
                    Total                                 $200,568
                                                        ===========

Item 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT.

     (a) To the best knowledge of the Partnership, as of December 31, 2001, and March 15, 2002, no person owned more than 5% of the Units

     (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 2001, and March 15, 2002, 11,513 Units were beneficially owned by 572 Limited Partners. Effective April 1, 1999, Messrs. Kennedy and Marten, and Robert Mayer, Executive Vice President - Finance of ChrisKen Residential Trust, each purchased 34 Units at $320 per Unit from Limited Partners as a result of the offer made by the Partnership. Effective October 1, 2001 Messrs. Kennedy, Marten and Mayer acquired 80.8, 78 and 15 Units, respectively, at $255 per Unit from Limited Partners as a result of the offer made by the Partnership as further discussed in Item 6., above.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     CREMCO, L.L.C., an affiliate of the General Partners, has provided property management services for the Property since July 1, 2000. Prior thereto, such management services were provided by ChrisKen Real Estate Management Company, Inc., also an affiliate of the General Partners. The management agent's duties and responsibilities include supervision of the day-to-day management of the operations of the Property, provision of long-range planning, and providing such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Property. Fees paid for management services will be in addition to the General Partners' distributive share of cash flow. CREMCO, L.L.C. and its predecessor, ChrisKen Real Estate Management, Inc. earned $69,043 and $67,023, in 2001 and 2000, respectively for such management services. In addition, the Partnership reimbursed CREMCO, L.L.C. and its predecessor, ChrisKen Real Estate Management Company, Inc. for payroll expenses for personnel directly related to property operations totaling $131,525 and $121,574 in 2001 and 2000, respectively.

     CREMCO, L.L.C. may be subject to conflicts of interest in the allocation of personnel and time to the Property since it renders similar services to other partnerships owning properties in competition with the Partnership's Property. However, the General Partners believe that CREMCO, L.L.C. has sufficient personnel and other required resources to discharge all of its responsibilities to the various properties, including the Property, that it manages.

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

     Upon the sale or refinancing of a real estate investment purchased by the Partnership, the General Partners will receive real estate brokerage commissions in an amount equal to the lesser of: (a) 3% of the gross sales price of the Property; or (b) " of the competitive real estate commission if they have rendered such services; provided, however, that payment of such commissions to the General Partners shall be subordinated to receipt by the Limited Partners of their Adjusted Investment and their Preferential Distribution.






















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


(F-1)          Index to Financial Statements.

               Report of Independent Auditors
                 Financial Statements:                               F-2

               Balance Sheet - December 31, 2001                     F-3
               Statements of Income for the Years Ended
                 December 31, 2001 and 2000                          F-4
               Statements of Partners' Capital for the
                Years Ended December 31, 2001 and 2000           F-5
               Statements of Cash Flows for the Years Ended
                 December 31, 2001 and 2000                          F-6
               Notes to Financial Statements                         F-7

(a)            Reports on Form 8-K.

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2001.


















                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there- unto duly authorized.


                                       CHRISKEN GROWTH & INCOME L.P. II

                                       By:  ChrisKen Income Properties, Inc. II,
                                            Managing General Partner

Date:     April 5, 2002                By:  /s/ John F. Kennedy
                                            -----------------------------------
                                            Director and President


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:     April 5, 2002                By:  /s/ John F. Kennedy
                                            -----------------------------------
                                            Director and President
                                            of the Managing General
                                            Partner

                              Financial Statements

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                       WITH REPORT OF INDEPENDENT AUDITORS

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                         Index to Financial Statements




Report of Independent Auditors...............................................F-2

Financial Statements

Balance Sheet - December 31, 2001 ...........................................F-3
Statements of Income for the Years Ended
   December 31, 2001 and 2000................................................F-4
Statements of Partners' Capital for the Years
   Ended December 31, 2001 and 2000..........................................F-5
Statements of Cash Flows for the Years Ended
   December 31, 2001 and 2000................................................F-6
Notes to Financial Statements................................................F-7

                         Report of Independent Auditors

To the Partners
ChrisKen Growth & Income L.P. II

We have audited the accompanying balance sheet of ChrisKen Growth & Income L.P. II (a Delaware Limited Partnership) as of December 31, 2001, and the related statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChrisKen Growth & Income L.P. II at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


Chicago, Illinois
February 27, 2002

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                                 Balance Sheet

                               December 31, 2001


ASSETS
Cash and cash equivalents                                         $      23,281
Restricted cash                                                          57,645
Real estate taxes and other escrows                                      71,697
Deferred financing fees, net of accumulated
   amortization of $47,957                                               49,583
Other                                                                    19,198
                                                                  --------------
                                                                        221,404
Investment in real estate, at cost:
 Land                                                                   315,334
   Land improvements                                                    298,998
   Building and improvements                                          4,918,240
   Fixtures and equipment                                               333,175
                                                                  --------------
                                                                      5,865,747
   Accumulated depreciation                                          (1,046,371)
                                                                  --------------
                                                                      4,819,376

                                                                  --------------
Total assets                                                      $   5,040,780
                                                                  ==============

Liabilities and partners' capital
Accounts payable                                                  $     129,932
Accrued real estate taxes                                                92,309
Tenants' security deposits                                               17,851
Due to affiliates                                                        13,409
Mortgage loan payable                                                 4,514,792
                                                                  --------------
Total liabilities                                                     4,768,293

Partners' capital, 11,513 limited partnership
   units issued and outstanding                                         272,487
                                                                  --------------
Total liabilities and partners' capital                           $   5,040,780
                                                                  ==============

SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                              Statements of Income


                                                      YEAR ENDED DECEMBER 31
                                                      2001             2000
                                                    ----------------------------
REVENUE
Rental                                              $1,276,602       $1,266,422
Interest                                                 4,278            6,124
Other                                                  137,127           71,300
                                                    ----------------------------
Total revenue                                        1,418,008        1,343,846

EXPENSES
Property operations                                    309,223          292,370
Interest                                               308,065          310,877
Real estate taxes                                       88,046           83,247
Repairs and maintenance                                 28,174           26,086
Advertising                                             37,407           28,052
Depreciation and amortization                          334,142          315,462
General and administrative                             210,959          190,927
Management fees - Affiliate                             69,043           67,023
                                                    ----------------------------
                                                     1,385,059        1,314,044
                                                    ----------------------------
Net income                                          $   32,949     $     29,802
                                                    ============================

Net income allocated to general partners            $     -        $       -
                                                    ============================
Net income allocated to limited partners            $   32,949     $     29,802
                                                    ============================
Net income allocated to limited partners per
   limited partnership units outstanding            $     2.86     $       2.59
                                                    ============================
Limited partnership units outstanding                   11,513           11,513
                                                    ============================

SEE ACCOMPANYING NOTES.

                       ChrisKen Growth and Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                        Statements of Partners' Capital

                     Years ended December 31, 2001 and 2000



                                                 PARTNERS' CAPITAL ACCOUNTS
                                            ------------------------------------
                                             GENERAL     LIMITED
                                             PARTNERS    PARTNERS      TOTAL
                                            ------------------------------------

Balance at January 1, 2000                  $  44,927    $ 697,923   $  742,850
Reallocation of prior years' net income       (44,927)      44,927         -
Distributions (A)                                -        (299,003)    (299,003)
Net income                                       -          29,802       29,802
                                            ------------------------------------
Balance at December 31, 2000                     -         473,649      473,649
Distributions (A)                                -        (234,111)    (234,111)
Net income                                       -          32,949       32,949
                                            ------------------------------------
Balance at December 31, 2001                $    -       $ 272,487   $  272,487
                                            ====================================

Note (A): Summary of quarterly cash distributions paid per limited partnership unit:

                                                    2001            2000
                                               ---------------------------------

                First quarter                   $    4.66        $    6.53
                Second quarter                       5.47             6.46
                Third quarter                        5.53             6.46
                Fourth quarter                       4.66             6.53

SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                            Statements of Cash Flows


                                                         YEAR ENDED DECEMBER 31
                                                          2001           2000
                                                        ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   32,949   $   29,802
Adjustments to reconcile net income to net cash
  flows provided by operating activities:
    Depreciation                                           314,634      295,954
    Amortization                                            19,508       19,508
    Net changes in operating assets and liabilities:
      Increase in real estate taxes and other escrows       (5,561)     (15,625)
      (Increase) decrease in other assets                   (7,728)       1,002
      Increase in accounts payable and accrued expenses     79,354          440
      Increase (decrease) in tenants' security deposits        427         (534)
      Increase (decrease) in due to affiliates               9,930       (1,234)
                                                        ------------------------
Net cash flows provided by operating activities            443,513      329,313

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                    (172,690)     (91,861)
                                                        ------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES                   (172,690)     (91,861)

Cash flows from financing activities
Repayment of mortgage loan payable                            -            -
Proceeds from new mortgage loan payable                       -            -
Principal payments                                         (53,844)     (50,329)
Financing costs                                               -            -
Repurchase of limited partnership units                       -            -
Distributions                                             (234,111)    (299,003)
                                                        ------------------------
Cash flows used in financing activities                   (287,955)    (349,332)
                                                        ------------------------

Net decrease in cash and cash equivalents                  (17,132)    (111,880)
Cash and cash equivalents, beginning of year                40,413      152,293
                                                        ------------------------
Cash and cash equivalents, end of year                  $   23,281    $  40,413
                                                        ========================
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                $  308,368    $ 311,161
                                                        ========================
 SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                          Notes to Financial Statements

                     Years ended December 31, 2001 and 2000

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

2. SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Partnership considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. Substantially all financial instruments reflected in the Partnership's balance sheet, consisting of cash and cash equivalents, restricted cash, escrow accounts, and accounts payable are equivalent to their fair values. The fair value of the Partnership's mortgage payable as of December 31, 2001 was $4,623,970 and was determined based upon discounted cash flows, using interest rates currently available to the Partnership on similar borrowings. Management is not aware of the existence of any off-balance-sheet financial instruments.

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

RECENTLY ISSUED PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. Application of the provisions of this statement is not expected to affect the earnings and financial position of the Partnership.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Notes to Financial Statements (continued)


3. BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States, which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally depreciation expense and prepaid rent. The net effect of these accounting differences is that net income recognized in the financial statements for 2001 is approximately $58,155 lower than the taxable income of the Partnership for the same period. The aggregate cost of real estate for federal income tax purposes at December 31, 2001 is $7,968,310.

4. PARTNERSHIP AGREEMENT

The Limited Partners are entitled to receive 90% of, and the General Partners 10% of, any operating cash flow, as defined, provided, however, that the General Partners' 10% shall be subordinated in each year to receipt by the Limited Partners of a preferential, noncumulative, noncompounded return on their adjusted investment, as defined, equal to 9% per annum (the Annual Preferred Return). Distributions to partners in 2001 and 2000 were not sufficient to meet the Annual Preferred Return.

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

The Partnership maintains working capital reserves between 1% and 5% of the proceeds of the limited partnership units sold as provided in the Partnership Agreement. To the extent necessary and in accordance with the Partnership Agreement, the Managing General Partner, at its discretion, may adjust the level of working capital reserves to meet cash requirement needs of the Partnership. Cash restricted for working capital reserve purposes was $57,645 as of December 31, 2001.

5. RELATED PARTY TRANSACTIONS

     The Partnership paid management fees to CREMCO, L.L.C., and its predecessor, ChrisKen Real Estate Management Company, Inc. ("Management Agent"), affiliates of the General Partners, in an amount equal to 5% of property gross collections, as defined in the management agreement. Total management fees for 2001 and 2000 were $69,043 and $67,023, respectively. The management agreement is subject to annual renewal. In addition, the Partnership reimburses the Management Agent for personnel costs directly attributable to property operations totaling $131,525 and $121,574 in 2001 and 2000, respectively. These costs are included in property operations expense in the accompanying statements of income. Unpaid management fees and reimbursements are included in due to affiliates in the accompanying balance sheet.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Notes to Financial Statements (continued)


6. MORTGAGE LOAN PAYABLE

The Partnership's nonrecourse first mortgage loan payable in the original amount of $4,635,000 bears interest at 6.77% and requires monthly payments of principal and interest of $30,124 through the maturity date of August 31, 2004 at which time all outstanding principal and interest are due. The mortgage loan payable is collateralized by the Partnership's real estate, a security agreement, and an assignment of rents. The loan may be prepaid at any time after September 1, 2000 with the payment of a penalty, as defined in the loan documents. The Partnership incurred financing costs of $97,540 in connection with the loan. These costs have been capitalized as deferred financing fees on the balance sheet.

Future maturities are as follows:

                           YEAR                      AMOUNT
                           ----------------------------------
                           2002                   $    57,604
                           2003                        61,627
                           2004                     4,395,561
                                                  -----------
                                                  $ 4,514,792
                                                  ===========

7. OTHER REVENUE

In June 2001, the Partnership received a refund for rubbish removal service for the period from 1996 through 2000 in the amount of $64,066. This amount is included in the statement of income as an increase to other revenue.

8. EQUIPMENT PURCHASE

On August 1, 2001, the Partnership obtained financing to purchase a truck in the amount of $27,300. The loan bears interest at 8.1% and requires monthly payments of principal and interest of $555 through the maturity date of September 1, 2006 at which time all outstanding principal and interest are due. As of December 31, 2001, the Partnership paid $722 of interest and the remaining outstanding principal of $25,803 is included in accounts payable.