Form 10QSB
period 2002-03-31
CHRISKEN GROWTH & INCOME LP II
filed 2002-05-15
CIK 850625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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


          Delaware                                          36-3644609
-------------------------------                         ------------------------

(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification Number)

345 North Canal Street, Chicago, Illinois   60606
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


Yes       X     No
         ---        ---

                        CHRISKEN GROWTH & INCOME L.P. II

                                      INDEX


PART I       Financial Information                                      PAGE
             ----------------------                                     ----

     Item 1. Financial Statements (Unaudited)

             Condensed Balance Sheet at March 31, 2002                    2

             Condensed Statements of Income for the
             Three Months Ended March 31,
             2002 and 2001                                                3

             Condensed Statement of Partners' Capital for
             the Three Months Ended
             March 31, 2002                                               4

             Condensed Statements of Cash Flows for
             the Three Months Ended
             March 31, 2002 and 2001                                      5

             Notes to Condensed Financial Statements                      6

     Item 2. Management's Discussion and Analysis or Plan of Operation    7


PART II.     Other Information
             -----------------

     Item 1. Legal Proceedings                                            9

     Item 2. Changes in Securities and Use of Proceeds                    9

     Item 3. Defaults Upon Senior Securities                              9

     Item 4. Submissions of Matters to a Vote of Security Holders         9

     Item 5. Other Information                                            9

     Item 6. Exhibits and Reports on Form 8-K                             9


SIGNATURE                                                                10

                                     PART I

                       CHRISKEN GROWTH AND INCOME L.P. II
                        (a Delaware Limited Partnership)


Item 1. Financial Information


                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                             Condensed Balance Sheet

                                 March 31, 2002
                                   (Unaudited)



Assets
Cash and cash equivalents                                         $     6,179
Restricted cash                                                        57,645
Real estate taxes and other escrows                                    95,223
Deferred financing fees, net of accumulated
   amortization of $52,824                                             44,706
Other                                                                  24,690
                                                             -------------------
                                                                      228,443

Investment in real estate, at cost:
Land                                                                  614,332
Buildings and improvements                                          4,921,208
Equipment                                                             349,952
                                                             -------------------
                                                                    5,885,491
Accumulated depreciation                                           (1,125,030)
                                                             -------------------
Total assets                                                       $4,988,905
                                                             ===================

Liabilities and partners' capital
Accounts payable and Other Liabilities                           $     79,161
Accrued real estate taxes                                             117,223
Tenants' security deposits                                             20,109
Due to Affiliates                                                      33,303
Mortgage loan payable                                               4,500,780
                                                             -------------------
Total liabilities                                                   4,750,576

Partners' capital, 11,513 limited partnership
   units issued and outstanding
                                                                      238,329
                                                             -------------------
Total liabilities and partners' capital                            $4,988,905
                                                             ===================

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                         Condensed Statements of Income
                                   (Unaudited)



                                                         Three Months Ended
                                                              March 31
                                                       2002              2001
                                                   -----------------------------

Revenue
Rental                                                $ 318,731       $ 317,404
Interest                                                      -             528
Other                                                    15,634          15,589
                                                   -----------------------------
Total revenue                                           334,365         333,521

Expenses
Property operations                                      90,187          70,404
Depreciation and amortization                            83,536          78,866
Interest                                                 76,875          77,250
General and administrative                              102,835          76,947
Management fees - Affiliate                              15,090          16,460
                                                   -----------------------------
Total expenses                                          368,523         319,927
                                                   -----------------------------
Net income (loss)                                     $ (34,158)         13,594
                                                   =============================
Net income (loss) allocated to general partners       $       -       $       -
                                                   =============================
Net income (loss) allocated to limited partners       $ (34,158)      $  13,594
                                                   =============================
Net income (loss) allocated to limited partners
   per limited partnership units outstanding          $   (2.97)      $    1.18
                                                    ============================
Limited partnership units outstanding                    11,513          11,513
                                                   =============================

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                    Condensed Statement of Partners' Capital

                        Three months ended March 31, 2002
                                   (Unaudited)



                                         Partners' Capital Accounts
                             ---------------------------------------------------
                               General           Limited
                               Partners          Partners             Total
                             ---------------------------------------------------

Balance at January 1, 2001    $      -           $272,487            $272,487
Net income (loss)                                 (34,158)            (34,158)
                             ---------------------------------------------------
Balance at March 31, 2001     $      -           $238,329            $238,329
                             ===================================================


See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                            Three Months Ended
                                                                  March 31
                                                              2002       2001
                                                         -----------------------

Cash flows from operating activities
Net income (loss)                                         $ (34,158)   $ 13,594
Adjustments to reconcile net income to net cash
   flows provided by  operating activities:
     Depreciation                                            78,659      73,989
     Amortization                                             4,877       4,877
     Net changes in operating assets and liabilities:
       Increase in real estate taxes and other escrows      (23,526)     22,695)
       Increase in other assets                              (5,492)     (6,445)
       Decrease (increase) in accounts payable and
          accrued expenses                                  (25,857)     23,392
       Increase (decrease) in tenants' security deposits      2,258        (150)
       Increase (decrease) in due to affiliates              19,894      (3,479)
                                                         -----------------------
Net cash flows provided by operating activities              16,655      83,083

Cash flows from investing activities
Additions to investment in real estate                      (19,745)    (11,843)
                                                         -----------------------
Cash flows used in investing activities                     (19,745)    (11,843)

Cash flows from financing activities
Principal payments                                          (14,012)    (13,122)
Distributions to limited partners                              -        (53,685)
                                                         -----------------------
Cash flows used in financing activities                     (14,012)    (66,807)
                                                         -----------------------
Net increase in cash and cash equivalents                   (17,102)      4,433
Cash and cash equivalents, beginning of period               23,281      40,413
                                                         -----------------------
Cash and cash equivalents, end of period                  $   6,179    $ 44,846
                                                         =======================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest               $  76,360    $  77,25
                                                         =======================

See accompanying notes.

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                     Notes to Condensed Financial Statements
                                   (Unaudited)


1. Interim Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the financial statements and notes thereto included in the Chrisken Growth & Income L.P. II's (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2001.

2. Subsequent Event

In April 2002 the Partnership paid distributions totaling $32,211. Normally this distribution would have been paid during the three months ended March 31, 2002. Distributions for the three months ended March 31, 2001 totaled $53,685.

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

Liquidity and Capital Resources

     At March 31, 2002, the Partnership had cash and cash equivalents of $6,179 compared to $23,281 at December 31, 2001. The decrease in cash and cash equivalents during the three months ended March 31, 2002, is the result of decreased accounts payable and other liabilities, decreased mortgage principal, and increased investment in real estate. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of March 31, 2002, and December 31, 2001) that the General Partners believe is adequate to satisfy cash requirement needs. With respect to 2002, the Managing General Partner expects increases in property taxes and property insurance premiums for the Property. Coupled with current economic factors that the Managing General Partner believes are favoring new home purchases, the Managing General Partner anticipates that, on an annualized basis, distributions to the Limited Partners will decrease to approximately 3% for 2002 compared to 5.5% for 2001. However, distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.

     The current mortgage indebtedness of $4,500,780, with an interest rate of 6.77%, matures on August 31, 2004. Under the terms of the loan, the monthly principal and interest payments are $30,124. In addition to providing current beneficial financing terms, the General Partners believe the loan should be very attractive to potential buyers of the Property, as it is assumable at a 1% fee, subject to lender approval.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At March 31, 2002, the Property was generating sufficient cash flow from operations to fund necessary repairs and improvements and to service existing indebtedness, which the General Partners believe will continue. The Managing General Partner anticipates that distributions to the Limited Partners will decrease from 5.5% for 2001 to approximately 3% for 2002. However, distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.

Results of Operations

     The Property was 90.8% occupied as of March 31, 2002, 93.05% as of December 31, 2001, and 97.2% as of March 31, 2001. Management believes that occupancy at the Property will be approximately 88% - 93% for the remainder of 2002. The Partnership had total revenues of $334,365 for the three months ended March 31, 2002, compared to total revenues of $333,521 for the three months ended March 31, 2001. Revenues increased in 2002, from 2001 levels, mainly due to a $6,924 increase in rental rates, and a $2,644 decrease in vacancy loss, partially offset by a $9,346 increase in rent concessions. Rent concessions were given in February and March of 2002 to improve occupancy. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $368,523 for the three months ended March 31, 2002, compared to $319,927 for the three months ended March 31, 2001. Total expenses increased due to higher property operations, depreciation and general and administrative expenses. Property operations expenses increased due to the following increases in expense: heating, ventilation and air conditioning, $5,625, and grounds maintenance and supplies, $6,561, partially offset by a $2,253 decrease in rubbish removal expense. Heating, ventilation and air conditioning increased in 2002 due primarily to furnace cleaning expense, $4,491. Grounds maintenance expense increased in 2002 primarily due to tree trimming expense, $9,860, and water main repairs, $5,604, partially offset by decreased monthly maintenance and snow plowing expense, $7,983. Depreciation expense increased due to fixed asset additions. General and administrative expenses increased in 2002, as compared to 2001, due primarily to the following increases in expense: accounting and tax service, $9,325, professional fees, $5,157, and property insurance expense, $7,020, partially offset by a $2,112 decrease in administrative salaries. Management fees for the first quarter of 2002 are consistent with management fee expense for the same period for 2001.

     For the three months ended March 31, 2002, the Partnership had net loss of $34,158 compared to net income of $13,594 for the three months ended March 31, 2001, due to increased expenses, partially offset by increased revenue for the three months ended March 31, 2002, compared to the same period in 2001 as discussed above.

     Net cash flows provided by operating activities for the three months ended March 31, 2002, were $16,655 compared to net cash flows provided by operating activities of $83,083 for the three months ended March 31, 2001. The decrease in net cash flows provided by operating activities was attributable primarily to decreased net income before depreciation and amortization expense, and decreased accounts payable and accrued expenses. In April 2002 the Partnership paid distributions totaling $32,211. Normally this distribution would have been paid during the three months ended March 31, 2002. Distributions for the three months ended March 31, 2001 totaled $53,685. The decrease in distributions in 2002, as compared to the same period one year ago, is due to overall Partnership results during 2001 as compared to 2002. The General Partners anticipate that the level of additional 2002 quarterly distributions to Limited Partners is dependent on overall Property performance.

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







                   (Balance of page intentionally left blank)

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



Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None

          (b)  Reports on Form 8 - K.

               No Reports on Form 8-K were filed during the quarter ended March 31, 2002.

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


                                 ChrisKen Growth & Income L.P. II
                                           (Registrant)


                                 By:    ChrisKen Income Properties
                                        Inc., II, Managing General
                                        Partner


Date:  May 14, 2002                      By:   /s/John F. Kennedy
                                               ----------------------
                                               John F. Kennedy
                                               Director and President