Form 10QSB/A
period 2002-03-31
CHRISKEN GROWTH & INCOME LP II
filed 2002-05-17
CIK 850625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X]                     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]                     TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    -----------------


                         Commission File Number 0-20129


                         ChrisKen Growth & Income L.P.II

            (Exact name of small business issuer as Specified in its
                       certificate of Limited partnership)

           Delaware                                        36-3644609
---------------------------------                      -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification Number)


345 North Canal Street, Chicago, Illinois                60606
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

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

This amendment number 1 amends the following items of the Form 10-QSB for the three months ended March 31, 2002.

                                      INDEX


PART I Financial Information

     Item 1. Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Statement of Partners' Capital for the Three Months Ended March 31, 2002

               Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001

                         PART 1 - Financial Information

Item 1. Financial Statements

                        Chrisken Growth & Income L.P. II
                        (A Delaware Limited Partnership)

              Condensed Consolidated Statement of Partners' Capital

                        Three months ended March 31, 2002
                                   (Unaudited)



                                        Partners' Capital Accounts
                             ---------------------------------------------------
                                  General           Limited
                                  Partners         Partners           Total
                             ---------------------------------------------------

Balance at January 1, 2002              -           $272,487         $272,487
Net income                              -            (34,158)         (34,158)
                             ---------------------------------------------------
Balance at March 31, 2002               -           $238,329         $238,329
                             ===================================================

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31
                                                                                      2002           2001
                                                                                -------------------------------

Cash flows from operating activities
Net income (loss)                                                                     $(34,158)        $13,594
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
     Depreciation                                                                       78,659          73,989
     Amortization                                                                        4,877           4,877
     Net changes in operating assets and liabilities:
       Increase in real estate taxes and other escrows                                 (23,526)        (22,695)
         (Increase) in other assets                                                     (5,492)         (6,445)
       (Decrease) increase in accounts payable and accrued expenses                    (25,857)         23,392
       Increase (decrease) in tenants' security deposits                                 2,258            (150)
       Increase (decrease) in due to affiliates                                         19,894          (3,479)

                                                                                -------------------------------
Net cash flows provided by operating activities                                         16,665          83,083

Cash flows from investing activities
Additions to investment in real estate                                                 (19,745)        (11,843)
                                                                                -------------------------------
Cash flows used in investing activities                                                (19,745)        (11,843)

Cash flows from financing activities
Principal Payments                                                                     (14,012)        (13,122)
Distributions to limited partners                                                         -            (53,685)
                                                                                -------------------------------
Cash flows used in financing activities                                                (14,012)        (66,807)
                                                                                -------------------------------
Net increase in cash and cash equivalents                                              (17,102)          4,433
Cash and cash equivalents, beginning of period                                          23,281          40,413
                                                                                -------------------------------
Cash and cash equivalents, end of period                                                $6,179         $44,846
                                                                                ===============================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                          $76,360         $77,250



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


                                ChrisKen Growth & Income L.P. II
                                --------------------------------
                                (Registrant)


                                By:      ChrisKen Income Properties, Inc. II
                                         Inc., Managing General
                                         Partner


Date:  May 15, 2002                       By:      /s/John F. Kennedy
                                                   -------------------------
                                                   John F. Kennedy
                                                   Director and President