Form 10QSB
period 2002-06-30
CHRISKEN GROWTH & INCOME LP II
filed 2002-08-14
CIK 850625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X]                   QUARTERLY REPORT UNDER SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002


      [ ]                   TRANSITION REPORT UNDER SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ________________ to _________________

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

                        CHRISKEN GROWTH & INCOME L.P. II
                        --------------------------------
                                     INDEX


PART I            Financial Information                                 PAGE
                  ---------------------                                 ----

         Item 1.  Condensed Financial Statements (UNAUDITED)

                  Condensed Balance Sheet at June 30, 2002                2

                  Condensed Statements of Operations for the
                  Three and Six Months Ended
                  June 30, 2002 and 2001                                  3

                  Condensed Statement of Partners' Capital for
                  the Six Months Ended June 30, 2002                      4

                  Condensed Statements of Cash Flows for
                  the Six Months Ended
                  June 30, 2002 and 2001                                  5

                  Notes to Condensed Financial Statements                 6

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation                           7


PART II.          Other Information
                  -----------------

         Item 1.  Legal Proceedings                                       9

         Item 2.  Changes in Securities                                   9

         Item 3.  Defaults Upon Senior Securities                         9

         Item 4.  Submissions of Matters to a Vote of
                           Security Holders                               9

         Item 5.  Other Information                                       9

         Item 6.  Exhibits and Reports on Form 8-K                        9

SIGNATURE                                                                 10

                        CHRISKEN GROWTH & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                             Condensed Balance Sheet

                                  June 30, 2002
                                   (UNAUDITED)



ASSETS
Cash and cash equivalents                                           $    3,135
Restricted cash                                                         42,000
Real estate taxes and other escrows                                     71,685
Deferred financing fees, net of accumulated
  amortization of $57,711                                               39,829
Other                                                                   16,526
                                                                    ----------
                                                                       173,175

Investment in real estate, at cost:
Land                                                                   614,332
Buildings and improvements                                           4,921,208
Equipment                                                              373,231
                                                                    ----------
                                                                     5,908,771
Accumulated depreciation                                            (1,205,854)
                                                                    ----------
                                                                     4,702,917
                                                                    ----------
Total assets                                                        $4,876,092
                                                                    ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                    $   79,916
Due to affiliates                                                       26,247
Accrued real estate taxes                                               95,073
Tenants' security deposits                                              20,632
Mortgage loan payable                                                4,486,502
                                                                    ----------
Total liabilities                                                    4,708,370

Partners' capital, 11,513 limited partnership
  units issued and outstanding                                         167,722
                                                                    ----------

Total liabilities and partners' capital                             $4,876,092
                                                                    ==========

SEE ACCOMPANYING NOTES.

                                        CHRISKEN GROWTH & Income L.P. II
                                        (A DELAWARE LIMITED PARTNERSHIP)


                                       Condensed Statements of Operations
                                                  (UNAUDITED)



                                                              Three Months Ended                   Six Months Ended
                                                                     June 30                            June 30
                                                             2002            2001              2002               2001
                                                   ------------------------------------------------------------------------
REVENUE
Rental                                                    $314,643         $325,955          $633,374          $643,359
Interest                                                         0              401                 0               928
Other                                                       20,494           79,762            36,128            95,352
                                                   -----------------------------------------------------------------------
Total revenue                                              335,137          406,118           669,502           739,639

EXPENSES
Property operations                                        111,504           75,525           201,691           145,929
Depreciation and amortization                               85,701           78,866           169,237           157,732
Interest                                                    76,586           77,027           153,461           154,277
General and administrative                                  82,772           77,160           185,607           154,107
Management fees - Affiliate                                 16,970           17,080            32,060            33,540
                                                   ----------------------------------------------------------------------
Total expenses                                             373,533          325,658           742,056           645,585
                                                   ----------------------------------------------------------------------
Net income (loss)                                        $ (38,396)        $ 80,460          $(72,554)         $ 94,054
                                                   ======================================================================
Net income (loss) allocated to general partners            $  (384)        $      -          $   (726)         $      -
                                                   ======================================================================
Net income (loss) allocated to limited partners          $ (38,012)        $ 80,460          $(71,828)         $ 94,054
                                                   ======================================================================
Net income (loss) allocated to limited
   partners per limited partnership units                  $ (3.30)          $ 6.99          $  (6.24)         $   8.17
   outstanding
                                                   ======================================================================
Limited partnership units outstanding                       11,513           11,513            11,513            11,513
                                                   ======================================================================

See accompanying notes.


                        CHRISKEN GROWTH & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)


                    Condensed Statement of Partners' Capital

                         Six months ended June 30, 2002
                                  (UNAUDITED)



                                            Partners' Capital Accounts
                              --------------------------------------------------

                               General Partners   Limited Partners
                                                                        Total
                               -------------------------------------------------

Balance at January 1, 2002          $      -         $272,487          $272,487
Distributions (A)                          -          (32,211)          (32,211)
Net (loss)                              (726)         (71,828)          (72,554)
                              --------------------------------------------------
 Balance at June 30, 2002           $   (726)        $168,448          $167,722
                              ==================================================

(A) Summary of 2002 quarterly cash distributions paid per limited partnership unit:

First quarter                   $2.80
Second quarter                  $0.00


SEE ACCOMPANYING NOTES.


                                                     ChrisKen Growth & Income L.P. II
                                                      (A DELAWARE LIMITED PARTNERSHIP)


                                                    Condensed Statements of Cash Flows
                                                                  (UNAUDITED)



                                                                                            Six Months Ended
                                                                                                 June 30
                                                                                        2002              2001
                                                                                   ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                       $ (72,554)      $ 94,054
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
     Depreciation                                                                         159,483        147,978
     Amortization                                                                           9,754          9,754
     Net changes in operating assets and liabilities:
       Decrease in restricted cash                                                         15,645              0
       Increase) Decrease in real estate taxes and other escrows                               12        (45,389)
       (Increase) Decrease in other assets                                                  2,672         (9,351)
       Increase (Decrease) in accounts payable and accrued expenses                       (47,252)        49,257
       Increase (Decrease) in tenants' security deposits                                    2,781           (123)
       Increase (Decrease) in due to affiliates                                            12,838         (3,479)
                                                                                   -------------------------------
Net cash flows provided by operating activities                                            83,379        242,701

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                                    (43,024)       (52,777)
                                                                                   -------------------------------
Cash flows used in investing activities                                                   (43,024)       (52,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments                                                                        (28,290)       (26,468)
Distributions to partners                                                                 (32,211)      (116,703)
                                                                                   -------------------------------
Cash flows used in financing activities                                                   (60,501)      (143,171)
                                                                                   -------------------------------
Net increase (decrease) in cash and cash equivalents                                      (20,146)        46,753
Cash and cash equivalents, beginning of period                                             23,281         40,413
                                                                                   -------------------------------
Cash and cash equivalents, end of period                                                $   3,135       $ 87,166
                                                                                   ===============================
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                             $ 152,455      $ 154,277
                                                                                   ===============================

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

Liquidity and Capital Resources
-------------------------------

     At June 30, 2002, the Partnership had cash and cash equivalents of $3,135 compared to $23,281 at December 31, 2001. The decrease in cash and cash equivalents during the six months ended June 30, 2002, is the result of a net loss for the first six months of 2002, decreased accounts payable and mortgage principal, and increased investment in real estate. Restricted cash represents operating and contingency reserves, which at December 31, 2001 equaled $57,645, or 1% of the gross proceeds of the Offering. As of June 30, 2002, restricted cash was reduced to $42,000 as the result of decreased revenues and increased total expenses as discussed below. Management anticipates that restricted cash as of December 31, 2002, will again be $57,645, which the General Partners believe is adequate to satisfy cash requirement needs. With respect to 2002, the Managing General Partner expects increases in property taxes and property insurance premiums for the Property. Coupled with current economic factors that the Managing General Partner believes are favoring new home purchases, the Managing General Partner anticipates that, on an annualized basis, distributions to the Limited Partners will decrease to approximately 2% for 2002 compared to 5.5% for 2001. However, distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.

     On May 31, 2002, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 230 Units, or approximately 2%, of outstanding Units of the Partnership at $265 per Unit. The Partnership's records indicate that as of July 31, 2002, no Units were sold to Bond Purchase, L.L.C. as a result of this offer.

     On June 26, 2002, McDowell Foods, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 450 Units, or approximately 3.9%, of outstanding Units of the Partnership at $265 per Unit. The offer expired on August 9, 2002. The Partnership's records indicate that as of July 31, 2002, no Units were sold to McDowell Foods, Inc. as a result of this offer.

     Management believes that Unit sales to Bond Purchase, L.L.C. or McDowell Foods, Inc., if any, will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     The current mortgage indebtedness of $4,486,502 with an interest rate of 6.77%, matures on August 31, 2004. Under the terms of the loan, the monthly principal and interest payments are $30,124. In addition to providing current beneficial financing terms, the General Partners believe the loan should be very attractive to potential buyers of the Property, as it is assumable at a 1% fee, subject to lender approval.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At June 30, 2002, the Property was generating sufficient cash flow from operations to fund the budgeted repairs and improvements and to service existing indebtedness, which the General Partners believe will continue. The Managing General Partner anticipates that distributions to the Limited Partners will decrease from 5.5% for 2001 to approximately 2% for 2002. However, distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.

Results of Operations
---------------------

     The Property was 95.8% occupied as of June 30, 2002, 93.05% as of December 31, 2001, and 95.8% as of June 30, 2001. Management believes that occupancy at the Property will be approximately 90 - 96% for the remainder of 2002. The Partnership had total revenues of $669,502 for the six months ended June 30, 2002, compared to total revenues of $739,639 for the six months ended June 30, 2001. Revenues decreased in 2002, from 2001 levels, mainly due to the 2001 receipt of a $64,066 refund of an overpayment of prior years' rubbish removal service, a $7,312 increase in vacancy in 2002, and a $16,977 increase in rent concessions in 2002, partially offset by a $12,875 increase in rental rates in 2002. Rent concessions are being given in 2002 to improve occupancy. Management believes rental revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $742,056 for the six months ended June 30, 2002, compared to $645,585 for the six months ended June 30, 2001. The increase in total expenses was due to higher property operation, repair and maintenance, general and administrative and depreciation expenses. Property operation expenses are higher in 2002, as compared to 2001, primarily due to the following increases in expense: structural repairs and supplies, $5,478, heating, ventilation and air conditioning, $21,656 and grounds supplies and maintenance, $14,738, partially offset by a $3,304 decrease in rubbish removal expense. Heating, ventilation and air conditioning increased primarily due to non-recurring furnace inspection costs of $5,625 and A-coil cleaning costs of $16,031. Ground supplies and maintenance increased primarily due to tree trimming expense, $9,860 and water main repairs $6,104. Repairs and maintenance increased due to the following increases in expense: plumbing supplies and repairs, $4,065, electrical supplies and repairs, $2,845 and heating, ventilation and air conditioning, $4,391. Depreciation expense increased in 2002, due to fixed asset additions. General and administrative expenses increased in 2002, as compared to 2001, due to the following increases in expense: furniture rental, $3,167, property insurance, $14,040, professional fees, $7,591, audit and accounting fees, $1,983, partially offset by a $2,282 decrease in miscellaneous expense. Management fees for the six months ended June 30, 2002 decreased, compared to the six months ended June 30, 2001 due to decreased revenue.

     For the six months ended June 30, 2002, the Partnership had net loss of $72,554 compared to net income of $94,054 for the six months ended June 30, 2001, due to decreased revenue and increased expenses for the six months ended June 30, 2002, compared to the same period in 2001 as discussed above.

     Net cash flows provided by operating activities for the six months ended June 30, 2002, were $83,379 compared to net cash flows provided by operating activities of $242,701 for the six months ended June 30, 2001. The decrease in net cash flows provided by operating activities was attributable primarily to a net loss for the first six months of 2002, and a decrease in accounts payable and other liabilities. The Partnership paid distributions of $32,211 during the six months ended June 30, 2002, as compared to $116,703 during the six months ended June 30, 2001. The decrease in distributions in 2002, as compared to the same period one-year ago, is due to overall Partnership results during 2002 as compared to 2001. The level of additional 2002 quarterly distributions to Limited Partners is dependent on overall Property performance.

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

                                     PART II

                        CHRISKEN GROWTH & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)


Item 1.  Legal Proceedings.

     The Partnership is not a party to any litigation other than litigation that the Managing General Partner believes is routine litigation incidental to the Partnership's business. In December 2001, John S. Marten, a former officer and trustee of ChrisKen Residential Trust ("CRT"), which controls CREMCO, LLC, the Partnership's management agent, sued CRT, CRT's three independent trustees, John
F. Kennedy (a trustee of CRT and an officer of the Partnership's Managing General Partner) (see MARTEN V. CHRISKEN RESIDENTIAL TRUST, ET AL., No. 01 CH 21979). Neither the Partnership nor the General Partners are parties to that litigation. The litigation is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division.


ITEMS 2 THROUGH 5 ARE OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH THEY ARE REQUIRED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

                           99.1 Certification of CEO pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           99.2 Certification of CFO pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8 - K.

                           No Reports on Form 8-K were filed during the quarter ended June 30, 2002.

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


                        ChrisKen Growth & Income L.P. II
                        --------------------------------
                                  (Registrant)


                                    By:      ChrisKen Income Properties,
                                             Inc. II, Managing General
                                             Partner


Date: August 14, 2002               By:      /s/John F. Kennedy
                                             ---------------------------
                                             John F. Kennedy
                                             Director and President