Form 10QSB
period 2002-09-30
CHRISKEN GROWTH & INCOME LP II
filed 2002-11-15
CIK 850625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


[ ]                     TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                              -------------------  -----------------------

Commission File Number  0-20129
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

                        ChrisKen Growth & Income L.P. II

                                      INDEX


PART I Financial Information                                                PAGE
       ---------------------

     Item 1. Condensed Financial Statements (Unaudited)

          Condensed Balance Sheet at September 30, 2002                       2

          Condensed Statements of Operations for the Three
          and Nine Months Ended September 30, 2002 and 2001                   3

          Condensed  Statement  of  Partners'  Capital for
          the Nine Months Ended September 30, 2002                            4

          Condensed Statements of Cash Flows for the Nine
          Months Ended September 30, 2002 and 2001                            5

          Notes to Condensed Financial Statements                             6

     Item 2. Management's Discussion and Analysis or Plan of Operation        7

     Item 3. Controls and Procedures                                          8

PART II. Other Information

     Item 1. Legal Proceedings                                                9

     Item 2. Changes in Securities                                            9

     Item 3. Defaults Upon Senior Securities                                  9

     Item 4. Submissions of Matters to a Vote of Security Holders             9

     Item 5. Other Information                                                9

     Item 6. Exhibits and Reports on Form 8-K                                 9


SIGNATURE                                                                    10

CERTIFICATIONS                                                               11

                                     PART I

                        ChrisKen Growth & Income L.P. II
                        (a Delaware Limited Partnership)


Item 1. Condensed Financial Statements (Unaudited

                        ChrisKen Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                             Condensed Balance Sheet

                               September 30, 2002
                                   (Unaudited)

Assets
Cash and cash equivalents                                          $    52,384
Restricted cash                                                         57,645
Real estate taxes and other escrows                                     96,395
Deferred financing fees, net of accumulated amortization
        of $62,588                                                      34,952
Other                                                                   24,321
                                                                ----------------
                                                                       265,697

Investment in real estate, at cost:
Land                                                                   614,332
Buildings and improvements                                           4,921,808
Equipment                                                              388,898
                                                                ----------------
                                                                     5,925,038
Accumulated depreciation                                            (1,288,246)
                                                                ----------------
                                                                     4,636,792

                                                                ----------------
Total assets                                                        $4,902,489
                                                                ================

Liabilities and partners' capital
Accounts payable                                                 $     116,046
Due to affiliates                                                       25,565
Accrued real estate taxes                                              121,391
Tenants' security deposits                                              20,482
Mortgage loan payable                                                4,471,982
                                                                ----------------
Total liabilities                                                    4,755,466

Partners' capital, 11,513 limited partnership units
        issued and outstanding                                         147,023
                                                                ----------------

Total liabilities and partners' capital                             $4,902,489
                                                                ================

SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30                          September 30
                                                                2002               2001               2002               2001
                                                        ----------------------------------------------------------------------------

Revenue
Rental                                                         $334,285            $326,424           $967,659           $969,783
Interest                                                              -                 596                  -              1,524
Other                                                            20,154              18,682             59,803            117,439
                                                        ----------------------------------------------------------------------------
Total revenue                                                   354,439             345,702          1,027,462          1,088,746

Expenses
Property operations                                              94,472             103,494            296,163            249,423
Depreciation and amortization                                    87,269              84,065            256,506            241,797
Interest                                                         76,319              76,984            229,781            231,261
General and administrative                                       99,746              78,913            289,095            236,425
Management fees - Affiliate                                      17,110              17,100             49,170             50,640
                                                        ----------------------------------------------------------------------------
Total expenses                                                  374,916             360,556          1,120,715          1,009,546
                                                        ----------------------------------------------------------------------------
Net income (loss)                                             $ (20,477)          $ (14,854)         $ (93,253)         $  79,200
                                                        ============================================================================
Net income (loss) allocated to general partners               $    (205)          $        -         $    (933)         $       -
                                                        ============================================================================
Net income (loss) allocated to limited partners               $ (20,272)          $ (14,854)        $  (92,320)         $  79,200
                                                        ============================================================================
Net income (loss) allocated to limited partners
   per limited partnership unit outstanding                   $  (1.76)           $  (1.29)         $   (8.02)          $   6.88
                                                        ============================================================================
Limited partnership units outstanding                            11,513              11,513             11,513             11,513
                                                        ============================================================================


SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                    Condensed Statement of Partners' Capital

                      Nine months ended September 30, 2002
                                   (Unaudited)



                                            Partners' Capital Accounts
                               -------------------------------------------------
                               General Partners  Limited Partners
                                                                       Total
                               -------------------------------------------------

Balance at January 1, 2002     $        -         $  272,487         $  272,487
Distributions (A)                       -            (32,211)           (32,211)
Net (loss)                           (933)           (92,320)           (93,253)
                               -------------------------------------------------
Balance at September 30, 2002  $     (933)        $  147,956         $  147,023
                               =================================================

(A) Summary of 2002 quarterly cash distributions paid per limited partnership unit:

First quarter                       $2.80
Second quarter                      $0.00
Thrid quarter                       $0.00


SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                                 Nine Months Ended
                                                                                                   September 30
                                                                                               2002              2001
                                                                                        ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                           $   (93,253)        $   79,200
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
     Depreciation and Amortization                                                              256,506            241,797
     Net changes in operating assets and liabilities:
       (Increase) Decrease in real estate taxes and other escrows                               (24,698)           (24,149)
       (Increase) Decrease in other assets                                                       (5,123)            (5,476)
       Increase (Decrease) in accounts payable and accrued expenses                              15,196             63,622
       Increase (Decrease) in tenants' security deposits                                          2,631                342
       Increase (Decrease) in due to affiliates                                                  12,156             (3,479)
                                                                                        ------------------------------------
Net cash flows provided by operating activities                                                 163,415            351,857

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                                          (59,291)          (132,867)
                                                                                        ------------------------------------
Cash flows used in investing activities                                                         (59,291)          (132,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments                                                                              (42,810)           (40,040)
Distributions to partners                                                                       (32,211)          (180,425)
                                                                                        ------------------------------------
Cash flows used in financing activities                                                         (75,021)          (220,465)
                                                                                        ------------------------------------
Net increase (decrease) in cash and cash equivalents                                             29,103             (1,475)
Cash and cash equivalents, beginning of period                                                   23,281             40,413
                                                                                        ------------------------------------
Cash and cash equivalents, end of period                                                       $ 52,384           $ 38,938
                                                                                        ====================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                                   $ 229,781          $ 231,261
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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Partnership had cash and cash equivalents of $52,384 compared to $23,281 at December 31, 2001. The increase in cash and cash equivalents during the nine months ended September 30, 2002, is the result of decreased Limited Partner distributions, and increased accounts payable and other accrued liabilities, and amount due to affiliates, partially offset by increased real estate taxes and other escrows and investment in real estate. Restricted cash represents operating and contingency reserves, which at December 31, 2001 equaled $57,645, or 1% of the gross proceeds of the Offering. As of September 30, 2002, restricted cash, which was temporarily reduced to $42,000 in the second quarter, again equaled $57,645, which the General Partners believe is adequate to satisfy cash requirement needs when coupled with a reduction in distributions, as described below. With respect to 2002, higher unemployment and related factors, and low home mortgage interest rates have both contributed to lower economic occupancy during 2002, as compared to 2001. In addition, as discussed below, the Partnership has incurred higher operating costs during the current reporting period, as compared to the first nine months of 2001. Distributions to the Limited Partners for 2001 were 5.5% on an annualized basis. Due to these and other factors, the Managing General Partner anticipates that distributions to Limited Partners will not be paid for 2002.

     The Managing General Partner is continuing to explore opportunities that may be deemed advantageous to the Partnership, including the sale of the Property. The Managing General Partner has engaged third party real estate firms to review the feasibility of converting the Property to condominiums through the sale of the individual apartment units rather than selling the property as an apartment community. Preliminary reports by such third party real estate firms indicate that a conversion could generate revenues in excess of those that could be achieved on a sale of the Property as an apartment community. The Managing General Partner commissioned a more thorough feasibility report. If the Managing General Partner determines that condominiumization of the Property is advisable, a vote of the Limited Partners will be solicited.

     On May 31, 2002, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 230 Units, or approximately 2%, of outstanding Units of the Partnership at $265 per Unit. The Partnership's records indicate that as of October 30, 2002, 133.4 Units were sold to Bond Purchase, L.L.C. as a result of this offer.

     On June 26, 2002, McDowell Foods, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 450 Units, or approximately 3.9%, of outstanding Units of the Partnership at $265 per Unit. The offer expired on August 9, 2002. The Partnership's records indicate that as of October 30, 2002, no Units were sold to McDowell Foods, Inc. as a result of this offer.

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

     The current mortgage indebtedness of $4,471,982, with an interest rate of 6.77%, matures on August 31, 2004. Under the terms of the loan, the monthly principal and interest payments are $30,124. In addition to providing current beneficial financing terms, the General Partners believe the loan should be attractive to potential buyers of the Property, as it is assumable at a 1% fee, subject to lender approval.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At September 30, 2002, the Property was generating sufficient cash flow from operations to fund the budgeted repairs and improvements and to service the existing indebtedness, which the General Partners believe will continue.

RESULTS OF OPERATION

     The Property was 93.8% occupied as of September 30, 2002, 93.05% as of December 31, 2001, and 95.14% as of September 30, 2001. Management believes that occupancy at the Property will be approximately 90% - 96% for the remainder of 2002. The Partnership had total revenues of $1,027,462 for the nine months ended September 30, 2002, compared to total revenues of $1,088,746 for the nine months ended September 30, 2001. Revenues decreased in 2002, from 2001 levels, mainly due to the 2001 receipt of a $64,066 refund of an overpayment of prior years' rubbish removal service, a $3,645 increase in vacancy in 2002, and a $23,148 increase in rent concessions in 2002, partially offset by a $17,757 increase in rental rates in 2002. Rent concessions are being given in 2002 to improve occupancy. Management believes rental revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $1,120,715 for the nine months ended September 30, 2002, compared to $1,009,546 for the nine months ended September 30, 2001. Total expenses increased due to higher property operations, repair and maintenance, general and administrative and depreciation expenses, partially offset by decreased mortgage interest expense. Property operations expenses are higher in 2002, as compared to 2001, primarily due to the following increases in expense: structural supplies and repairs, $13,484, protection and security, $3,074, and heating, ventilation and air conditioning, $22,243, partially offset by the following decreases in expense: rubbish removal $3,304 and painting and decorating, $2,282. Structural supplies and repairs increased primarily due to interior and exterior door replacements. Heating, ventilation and air conditioning increased primarily due to nonrecurring furnace inspection costs, $5,625, and A-coil cleaning costs of $16,031. Repairs and maintenance increased due to the following increases in expense: recurring structural repairs, $4,814, plumbing supplies and repairs, $3,743, electrical supplies and repairs, $2,986, and recurring heating, ventilation and air conditioning, $4,189. General and administrative expenses are higher in 2002 as compared to 2001 primarily due to the following increases in expense: advertising and marketing, $7,459, real estate tax expense, $3,481, property insurance, $7,612, professional fees, $12,810, office and administrative expense, $8,779, and payroll taxes and insurance, $4,596, partially offset by a $1,893 decrease in miscellaneous expense. Advertising and marketing expenses are higher primarily due to increased marketing efforts to improve occupancy. Professional fees increased primarily due to higher quarterly reporting expenses. Office and administrative expense increased due to higher quarterly reporting and postage costs. Depreciation expense increased $14,709 due to fixed asset additions. Management fees for the nine months ended September 30, 2002 decreased, compared to the nine months ended September 30, 2001, due to decreased revenue.

     For the nine months ended September 30, 2002, the Partnership had net loss of $93,253 compared to net income of $79,200 for the nine months ended September 30, 2001, as the result of decreased revenues and increased expenses for the nine months ended September 30, 2002, compared with the same period in 2001 as discussed above.

     Net cash flows provided by operating activities for the nine months ended September 30, 2002, were $163,415 compared to net cash flows provided by operating activities of $351,857 for the nine months ended September 30, 2001. The decrease in net cash flows provided by operating activities was attributable primarily to a net loss for the first nine months of 2002, and an increase in real estate tax and other escrows, partially offset by an increase in accounts payable and other accrued liabilities. The Partnership paid distributions of $32,211 during the nine months ended September 30, 2002, as compared to $180,425 during the nine months ended September 30, 2001. The decrease in distributions in 2002, as compared to the same period one-year ago, is due to overall Partnership results during 2002 as compared to 2001. The Managing General Partner has determined that no additional quarterly distributions to Limited Partners will be paid in 2002.

     The Managing General Partner is continuing to explore opportunities that may be deemed advantageous to the Partnership, including the condominiumization and sale of the Property.

     Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which Barrington Estates competes and/or unanticipated changes in expenses or capital expenditures.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The principal executive officer of our managing general partner, John F. Kennedy, and the principal financial officer of our managing general partner, Robert Mayer, evaluated on November 11, 2002 the effectiveness of the design and operation of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them.

CHANGES IN INTERNAL CONTROLS

     Since the date of the evaluation of our disclosure controls and procedures by Mr. Kennedy and Mr. Mayer described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.

                                     PART II

                        ChrisKen Growth & Income L.P. II
                        (a Delaware Limited Partnership)


Item 1. Legal Proceedings.

     The Partnership is not a party to any litigation other than litigation that the Managing General Partner believes is routine litigation incidental to the Partnership's business. In December 2001, John S. Marten, a former officer and trustee of ChrisKen Residential Trust ("CRT"), which controls CREMCO, LLC, the Partnership's management agent, sued CRT, CRT's three independent trustees, John
F. Kennedy (a trustee of CRT and an officer of the Partnership's Managing General Partner) (see MARTEN V. CHRISKEN RESIDENTIAL TRUST, ET AL., No. 01 CH 21979). Although it has not been served, CREMCO, L.L.C. has been named as a defendant and has claims asserted against it. Neither the Partnership nor the General Partners are parties to that litigation. The litigation is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division.


Items 2 through 5 are omitted because of the absence of conditions under which they are required.



Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8 - K.

          No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

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


                                    ChrisKen Growth & Income L.P. II
                                    --------------------------------
                                              (Registrant)


                                    By:   ChrisKen Income Properties Inc., II
                                          Managing General Partner



Date: November 13, 2002             By:   /s/John F. Kennedy
                                          ---------------------------
                                          John F. Kennedy
                                          Director and President

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, John F. Kennedy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ChrisKen Growth & Income L.P. II, a Delaware limited partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


John F. Kennedy
Chief Executive Officer
ChrisKen Income Properties, Inc. II
Managing General Partner
ChrisKen Growth & Income L.P. II

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




I, Robert Mayer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ChrisKen Growth & Income L.P. II, a Delaware limited partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


Robert Mayer
Chief Financial Officer
ChrisKen Income Properties, Inc. II
Managing General Partner
ChrisKen Growth & Income L.P. II