Form 10KSB
period 2002-12-31
CHRISKEN GROWTH & INCOME LP II
filed 2003-04-09
CIK 850625

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

     (Mark One)

     [ X ]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2002

                                                            OR

     [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the Transition period from                to
                                               --------------    -------------

                         Commission file number 0-20129
--------------------------------------------------------------------------------

                        CHRISKEN GROWTH & INCOME L.P. II

--------------------------------------------------------------------------------
         (Name of small business issuer in its charter)

          Delaware                                          36-3644609
--------------------------------------------                -------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                    Identification No.)

 345 North Canal Street, Chicago, Illinois                  60606
--------------------------------------------                -------------------
 (Address of principal executive offices)                   (Zip Code)

 Issuer's telephone number                                  (312) 454-1626
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 2002 were $1,291,925. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $5,626,000 (based on the price at which Units were offered to the public) at December 31, 2002 and March 15, 2003. The aggregate sales price does not reflect market value, it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated September 8, 1989, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-28893, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     ChrisKen Growth & Income L.P. II (the "Partnership") is a Delaware limited partnership formed in 1989 for the purpose of acquiring, operating, holding for investment and disposing of one or more existing income-producing apartment complexes and/or commercial properties located primarily in the Midwestern United States. The general partners of the Partnership are ChrisKen Income Properties, Inc. II (the "Managing General Partner") and ChrisKen Limited Partnership II (the "Associate General Partner") (collectively, the "General Partners). The Managing General Partner is an Illinois corporation, the shares of which are owned or controlled by Mr. John F. Kennedy and Mr. John S. Marten. The Associate General Partner is an Illinois limited partnership of which Mr. Kennedy and ChrisKen Equities, Inc., an affiliate of the Partnership, are the general partners. Mr. Kennedy is the President and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Property. Information regarding the relationship between the Partnership and the management agent is set forth in Item 12. - Certain Relationships and Related Transactions. Mr. Marten is a former Executive Vice President - Property Management and Trustee of the ChrisKen Residential Trust.

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

     Discussion regarding apartment communities that may compete with the Property is set forth below in Item 2. - Property. The General Partners believe that the Property remains competitive in its market.

     The General Partners expected to sell the property and begin an orderly liquidation of the Partnership after operating the Property for five to eight years. In determining whether to sell or refinance, the Partnership considers factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The Partnership has been operating for approximately thirteen years. The General Partners do not intend to reinvest the net proceeds from a sale of the Property in additional properties. Pursuant to the Partnership Agreement, the Partnership will terminate December 31, 2028, unless terminated earlier at the sole discretion of the Managing General Partner.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Property is an apartment complex commonly known as Barrington Estates, located at 8717 Old Town West Drive, Indianapolis, Indiana and was built in 1968. The purchase price of the Property was approximately $3,775,000. In 1990, the Partnership undertook a substantial repair and improvement program (the "Renovations") with respect to the Property. Renovations were completed in 1993 with the complete renovation of apartment interiors, the addition of 17 carports, enhanced exterior lighting and the remodeling of both the exterior and interior of the clubhouse for a total cost of $3,353,906. The Property is situated on approximately 11 acres and comprises 144 units of which 112 units are townhouses located in 13 separate buildings, with 65 carports and 18 garages, an 1,800 square foot clubhouse and a swimming pool. All buildings are either two or three stories. There were no renovations in 2001 or 2002 and none are presently scheduled for 2003.

     For federal income tax purposes, the Property is being depreciated using 27.5-year straight-line depreciation for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using 40-year straight-line depreciation for the portion allocable to tax-exempt Limited Partners. For financial reporting purposes, the Property is being depreciated using 20-year straight-line depreciation.

     At December 31, 2002, 135 of the Property's units were occupied while 9 units were vacant (93.75% occupancy). The chart below details the occupancy status and rent structure of the Property's units as of December 31, 2002. All tenant leases are for periods of three months to one year. There is one tenant who leases two units. No other tenants lease more than one unit. See table below.



------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
                                    Number of        Occupied        Rent Per Month   Approximate      Average
         Apartment Type             Apartments       12/31/02                         Apartment Size   Rent/Sq.
                                                                                                       Ft./Mo.
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
      #Bed             #Baths
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
            1          1 1/2TH             6               5              $710            855 SF           $ .83
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
            1             1               18               14           $630-$640         628 SF        $1.00-$1.02
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
            2             1               14               13             $690            907 SF           $ .76
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
            2             2               24               23             $850           1,153 SF          $ .74
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
            2          1 1/2TH            36               35             $810           1,069 SF          $ .76
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
            3             2                6               5              $965           1,295 SF          $ .75
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
            3          2 1/2TH            40               40            $1,025          1,456 SF          $ .70
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------


     TH = Townhouse

     The Property is managed by CREMCO, L.L.C., an affiliate of the General Partners. CREMCO, L.L.C. receives a property management fee equal to 5% of gross rental receipts. The property management agreement is terminable by the Partnership upon sixty days' prior written notice to CREMCO, L.L.C. The General Partners believe that the property management fee is competitive with fees which would be paid in the area in which the Property is located for comparable services to an unaffiliated party. The General Partners believe that the property is adequately covered by insurance.

     The General Partners believe that the following information reflects the current market conditions for apartment complexes that may compete with the
Property:



----------------------------------------------------------------------------------------------------------------------
                                                     Competitive Projects
----------------------------------------------------------------------------------------------------------------------
                                                                           Approximate Apt.
             Project         Apartment Type      Rent Per Month             Size in Sq. Ft.       Rent/Sq. Ft./Mo.
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
The Lakes                 1 Bdrm 1 Bath                   $740-770              750-875               $.99-.88
                          2 Bdrm 2 Bath                   $870                  1, 075                  $.81
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
The Kensington            1 Bdrm 1.5 Bath TH              $575                    800                   $.72
                          2 Bdrm 2 Bath                   $640                  1, 100                  $.58
                          2 Bdrm 2.5 Bath TH              $830                  1, 250                  $.66
                          3 Bdrm 2.5 Bath TH              $1,045                1, 600                  $.65
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Summerwood                1 Bdrm 1 Bath                   $730-775              671-768              $1.09-1.01
                          2 Bdrm 2 Bath                   $925-975           1, 086-1,163             $.85-.84
                          3 Bdrm 2 Bath                   $1,110                1, 269                  $.88
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Willow Lake               1 Bdrm 1 Bath                   $885                  1, 098                  $.81
                          1 Bdrm 1 Bath                   $995                  1, 313                  $.76
                          2 Bdrm 1 1/2 Bath               $1,180                1, 450                  $.81
                          2 Bdrm 2 Bath TH                $1,460                1, 745                  $.84
------------------------- ---------------------- ----------------------- ---------------------- ----------------------


ITEM 3. LEGAL PROCEEDINGS.

     The Partnership is not a party to any litigation other than litigation that the Managing General Partner believes is routine litigation incidental to the Partnership's business. In December 2001, John S. Marten, a former officer and trustee of ChrisKen Residential Trust ("CRT"), which controls CREMCO, L.L.C., the Partnership's management agent, sued CRT, CRT's three independent trustees, John F. Kennedy (a trustee of CRT and an officer of the Partnership's Managing General Partner) and CREMCO, L.L.C. (see MARTEN V. CHRISKEN RESIDENTIAL TRUST, ET AL., No. 01 CH 21979). Neither the Partnership nor the General Partners are parties to that litigation. The litigation is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division.


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

     The Revenue Act of 1987 contains provisions that may have an adverse impact on investors in certain "publicly traded partnerships." If the Partnership were to be classified as a "publicly traded partnership", income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

     On May 31, 2002, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 230 Units, or approximately 2%, of the Partnership's outstanding Units at $265 per Unit. The offer expired in 2002. The Partnership's records indicate that 153.4 Units were sold to Bond Purchase, L.L.C. as a result of this offer.

     On June 26, 2002, McDowell Foods, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 450 Units, or approximately 3.9%, of the Partnership's outstanding Units at $265 per Unit. The offer expired in 2002. The Partnership's records indicate that 477 Units were sold to McDowell Foods, Inc. as a result of this offer.

     Management believes that Unit sales to Bond Purchase, L.L.C. and McDowell Foods, Inc., will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     At December 31, 2002 and December 31, 2001, there were 11,513 Units outstanding. The Units were owned beneficially by 546 and 572 Limited Partners respectively. Cash distributions paid to Unit holders in 2002 and 2001 totaled $32,211 and $234,111 respectively.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

     As of December 31, 2002, the Partnership had cash and cash equivalents of $36,323 compared to $23,281 at December 31, 2001. The increase in cash and cash equivalents is primarily the result of decreased Limited Partner distributions and a decrease in other assets, partially offset by increased investment in real estate and a decrease in the amount due to affiliates. The Partnership maintains working capital reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 at December 31, 2002), which the General Partners believe is adequate to satisfy cash requirements. The Managing General Partner periodically reviews the level of working capital reserves being maintained by the Partnership and makes adjustments as and if deemed necessary and in the best interest of the Partnership. In connection therewith, the Managing General Partner may, in its sole discretion, determine from time to time to distribute amounts set aside for working capital reserves to Limited Partners, but in no event will the Managing General Partner reduce working capital reserves to less than 1% of the gross proceeds of the Offering by such distributions. To the extent the Partnership's working capital reserves are depleted to less than 1% as a result of the application of such reserves for working capital purposes, the Managing General Partner anticipates that subsequent Operating Cash Flow will be utilized to replenish its working capital reserves to the level deemed necessary for continued operation of the Partnership prior to the distribution of Operating Cash Flow to the Partners. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership would be required to borrow additional funds to meet such costs.

     The Managing General Partner is continuing to explore opportunities that may be deemed advantageous to the Partnership, including the sale of the Property. The Managing General Partner has engaged third party real estate firms to review the feasibility of converting the Property to condominiums for sale of individual apartment units rather than selling the property as an apartment community. Preliminary reports by such third party real estate firms indicate that a conversion could generate revenues in excess of those that could be achieved on a sale of the Property as an apartment community. The Managing
General Partner has commissioned a more thorough feasibility report and is reviewing federal tax implications of selling individual apartments as condominiums and selling the property as a whole. If the Managing General Partner determines that a sale of the Property, directly or through condominiumization, is advisable, a vote of the Limited Partners will be solicited.

     The current mortgage indebtedness of $4,457,188, with an interest rate of 6.77%, matures on August 31, 2004, with an expected balloon payment due of approximately $4,395,561. The Managing General Partner expects that the mortgage loan will be refinanced at maturity, unless a sale of the Property occurs prior to that time. Under the terms of the loan, the monthly principal and interest payments are $30,124. In addition to providing current beneficial financing terms, the General Partners believe the loan should be very attractive to potential buyers of the Property, as it is assumable at a 1% fee, subject to lender approval. The source of future liquidity and cash distributions to the Partners is dependent upon the cash generated by the Property. Based upon a review of the existing leases and occupancy levels and cash flows generated by the Property, the General Partners do not anticipate a lack of liquidity. At December 31, 2002, the Property was generating sufficient cash flow from operations to fund budgeted repairs and improvements and to service the existing indebtedness, which the General Partners believe will continue. With respect to 2002, higher unemployment and related factors, and low home mortgage interest rates both contributed to lower economic occupancy during 2002, as compared to 2001. In addition, as discussed below, the Partnership incurred higher operating costs during the current reporting period, as compared to 2001. Due to these and other factors, the Managing General Partner did not make distributions to Limited Partners for 2002, although a distribution for 2001 was made to the Limited Partners in the first quarter of 2002. Distributions to the Limited Partners for 2001 were 5.5% on an annualized basis. Annualized distributions are a percentage of Limited Partner net equity. With respect to 2003, the Managing General Partner expects increases in property taxes and property insurance premiums for the Property. Coupled with current economic factors that the Managing General Partner believes are favoring new home purchases, the Managing General Partner anticipates that no distributions to the Limited Partners will be made for 2003. However, distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.

RESULTS OF OPERATIONS.

     Comparison of 2002 to 2001. The Property was 93.75% occupied as of December 31, 2002, and 93.05% occupied as of December 31, 2001. See the chart on page 2 detailing occupancy as of December 31, 2002. The General Partners believe that during 2003 occupancy at the Property will range between 89 - 94% as a result of weakened economic conditions. For the year ended December 31, 2002, the Partnership had rental revenues of $1,291,925 compared to $1,276,602 for the year ended December 31, 2001. Rental revenues increased in 2002 primarily as a result of a $22,346 increase in rental rates, and an $18,163 decrease in vacancy, partially offset by a $20,056 increase in rental concessions. Other revenue decreased in 2002, from 2001 levels, mainly due to the 2001 receipt of a one-time $64,066 refund of an overpayment of prior years' rubbish removal expense. For the year ended December 31, 2002, the Partnership had incurred expenses, exclusive of interest expense, of $1,195,743, an 11% increase from expenses for the year ended December 31, 2001 of $1,076,994. Property operating expenses increased from $309,223 in 2001 to $327,542 in 2002, primarily as the result of the following increases in expense: water and sewer, $5,670, structural repairs and supplies, $12,978, and heating, ventilation and air conditioning, $22,243, partially offset by the following decreases in expense: grounds maintenance and supplies, $4,060, painting and decorating, $4,950, carpeting, $5,911, and rubbish removal, $4,529. Structural supplies and repairs increased primarily due to nonrecurring interior and exterior door replacements. Heating, ventilation and air conditioning increased primarily due to nonrecurring furnace inspection costs, $5,625, and A-coil cleaning costs of $16,031. Painting and decorating decreased in 2002 primarily due to periodic fence painting expense of $6,652 in 2001. Repairs and maintenance expenses increased, from $28,174 in 2001 to $44,424 in 2002, primarily due to the following increases in expense: recurring structural repairs, $4,035, electrical repairs and supplies, $2,500, recurring heating ventilation and air conditioning, $4,019, and plumbing repairs and supplies, $2,809. Advertising expense increased in 2002 to $42,768 compared with $37,407 in 2001. Advertising and marketing expenses are higher primarily due to increased marketing efforts to improve and maintain occupancy. Depreciation expense increased to $326,112 in 2002 from $314,634 in 2001, due to fixed asset additions. General and administrative expenses increased 29.13% from $210,959 in 2001 to $272,413 in 2002 primarily due to the following increases in expense: property insurance, $9,737, office and administrative salaries, $4,712, professional fees, $32,924, furniture rental, $6,850, office and administrative expense, $4,453, audit and accounting fees, $5,900, partially offset by a $5,817 decrease in bad debt expense. Professional fees increased primarily due to higher quarterly reporting expenses and real estate valuation expenses totaling $10,962. Office and administrative expense increased due to higher quarterly reporting and postage costs. Real estate tax expense increased 6.3%, from $88,046 in 2001 to $93,591 in 2002. The Partnership amortized $19,508 as prepaid mortgage loan costs in both 2001 and 2002. Management fee expense in 2002 was $69,385, compared to $69,043 in 2001.

     Interest income for the year ended December 31, 2002, was $2,335 compared to $4,278 for the year ended December 31, 2001. Interest expense decreased from $308,065 in 2001 to $305,477 in 2002. Interest expense for 2002 includes $1,917 in interest payments related to the purchase of a 2001 Chevy Silverado maintenance vehicle. The vehicle, which is being financed over a five-year period with an interest rate of 8.1% per annum, was purchased in August 2001 for $27,300.

     In the second quarter of 2001, the Partnership received a one-time refund in the amount of $64,066 for the overpayment of prior years' rubbish removal expense. The refund resulted from a review, conducted by Property staff, of payments made to the rubbish removal company for services provided.

     The Partnership had a net loss of $128,065 for the year ended December 31, 2002, as compared to net income of $32,949 for the year ended December 31, 2001, as the result of decreased revenue and increased expenses for the year ended December 31, 2002 compared to the year ended December 31, 2001, as discussed above.

     Net cash flows provided by operating activities for the twelve months ended December 31, 2002, were $212,007 compared to net cash flows provided by operating activities of $443,513 for the twelve months ended December 31, 2001. The decrease in net cash flows provided by operating activities was attributable primarily to a net loss in 2002 and a decrease in the amount due to affiliates, partially offset by a decrease in other assets. In the years ended 2002 and 2001, the Partnership paid distributions to Limited Partners of $2.80 and $20.32, respectively, of which $2.80 and $13.37 per unit, respectively, represents a return of capital on a federal income tax basis. The General Partners have not received distributions in either year. The decrease in distributions in 2002, as compared to the same period one-year ago, is due to the accreases in net cash flows provided by operating activities. Annualized distributions are a percentage of Limited Partner net equity. While the General Partners hope to increase revenues generated by the Property in 2003 as compared to 2002, by increasing occupancy and rental rates, current economic conditions generally may limit their ability to do so. Accordingly, the General Partners do not presently anticipate that distributions will be made in 2003. The General Partners believe that current economic conditions continue to have a negative effect on the multifamily housing markets in part because the resulting significant decreases in home mortgage rates have encouraged first time home purchases. Although reports issued in 2002 by Fannie Mae indicated that mortgage rates were expected to rise in 2002, such rates remained low during the first quarter of 2003. The Managing General Partner cannot predict if there will be increases, or if so, how or when such increases will impact demand for apartment properties like those at the Property. Additionally, as indicated above, the Partnership expects property taxes and property insurance premiums to increase during 2003, which likely will exceed those incurred in 2001 and 2002. Therefore, the Managing General Partner anticipates that no distributions will be made to the Limited Partners in 2003. The level of 2003 quarterly distributions to Limited Partners, if any, will be is dependent on overall Property performance and on expenditures for major repairs and improvements, as discussed above.

     The Managing General Partner is continuing to explore opportunities that may be deemed advantageous to the Partnership, including the condominiumization and sale of the Property.

     The Partnership paid $51,833 to its accountants, Ernst & Young LLP, for fiscal year 2002.

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


ITEM 7. FINANCIAL STATEMENTS.


                          Index to Financial Statements




Report of Independent Auditors...............................................F-2

Financial Statements

Balance Sheet - December 31, 2002 ...........................................F-3
Statements of Operations for the Years Ended
   December 31, 2002 and 2001................................................F-4
Statements of Partners' Capital for the Years
   Ended December 31, 2002 and 2001..........................................F-5
Statements of Cash Flows for the Years Ended
   December 31, 2002 and 2001................................................F-6
Notes to Financial Statements................................................F-7

                         Report of Independent Auditors


To the Partners
ChrisKen Growth & Income L.P. II

We have audited the accompanying balance sheet of ChrisKen Growth & Income L.P. II (a Delaware Limited Partnership) as of December 31, 2002, and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChrisKen Growth & Income L.P. II at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


Ernst & Young LLP
Chicago, Illinois
February 27, 2003

                        ChrisKen Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                                  Balance Sheet

                                December 31, 2002


Assets
Cash and cash equivalents                                      $        36,323
Restricted cash                                                         57,645
Real estate taxes and other escrows                                     76,376
Deferred financing fees, net of accumulated amortization
   of $67,465                                                           30,075
Other                                                                   11,622
                                                             -------------------
                                                                       212,041
Investment in real estate, at cost:
   Land                                                                315,334
   Land improvements                                                   326,998
   Building and improvements                                         4,923,608
   Fixtures and equipment                                              408,957
                                                             -------------------
                                                                     5,974,897
   Accumulated depreciation                                         (1,372,483)
                                                             -------------------
                                                                     4,602,414

                                                             -------------------
Total assets                                                     $   4,814,455
                                                             ===================

Liabilities and partners' capital
Accounts payable and accrued liabilities                         $     101,310
Accrued real estate taxes                                               96,349
Tenant security deposits                                                19,742
Due to affiliates                                                       27,655
Mortgage loan payable                                                4,457,188
                                                             -------------------
Total liabilities                                                    4,702,244

Partners' capital:
  General partners                                                      (1,280)
  Limited partner (11,513 units issued and outstanding)                113,491
                                                             -------------------
Total partners' capital                                                112,211


                                                             -------------------
Total liabilities and partners' capital                             $4,814,455
                                                             ===================

See accompanying notes.

                        ChrisKen Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Operations


                                                       Year ended December 31
                                                       2002          2001
                                                 -------------------------------
Revenue
Rental                                              $1,291,925     $1,276,602
Interest                                                 2,335          4,278
Other                                                   78,895        137,128
                                                 -------------------------------
Total revenue                                        1,373,155      1,418,008

Expenses
Property operations                                    327,542        309,223
Interest                                               305,477        308,065
Real estate taxes                                       93,591         88,046
Repairs and maintenance                                 44,424         28,174
Advertising                                             42,768         37,407
Depreciation and amortization                          345,620        334,142
General and administrative                             272,413        210,959
Management fees - Affiliate                             69,385         69,043
                                                 -------------------------------
                                                     1,501,220      1,385,059
                                                 -------------------------------
Net (loss) income                                  $  (128,065)    $   32,949
                                                 ===============================

Net (loss) income allocated to general partners    $    (1,280)    $     -
                                                 ===============================
Net (loss) income allocated to limited partners    $  (126,785)    $   32,949
                                                 ===============================

Net (loss) income allocated to limited partners
   per limited partnership units outstanding       $    (11.01)    $     2.86
                                                 ===============================
Limited partnership units outstanding                   11,513         11,513
                                                 ===============================

See accompanying notes.

                       ChrisKen Growth and Income L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital

                     Years ended December 31, 2002 and 2001



                                         Partners' Capital Accounts
                               -------------------------------------------------
                               General Partners  Limited Partners
                                                                     Total
                               -------------------------------------------------

Balance at January 1, 2001      $       _        $   473,649    $   473,649
Distributions (A)                       _           (234,111)      (234,111)
Net income                              -             32,949         32,949
                               -------------------------------------------------
Balance at December 31, 2001            -            272,487        272,487
Distributions (A)                       -            (32,211)       (32,211)
Net Loss                             (1,280)        (126,785)      (128,065)
                               -------------------------------------------------
Balance at December 31, 2002    $    (1,280)     $   113,491       $112,211
                               =================================================


Note (A): Summary of quarterly cash distributions paid per limited partnership unit:

                                              2002             2001
                                         ------------------------------------

     First quarter                          $   2.80        $    4.66
     Second quarter                             -                5.47
     Third quarter                              -                5.53
     Fourth quarter                             -                4.66

See accompanying notes.

                        ChrisKen Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows


                                                          Year ended December 31
                                                             2002         2001
                                                          ----------------------

Cash flows from operating activities
Net (loss) income                                          $(128,065) $  32,949
Adjustments to reconcile net (loss) income to net cash
   flows provided by operating activities:
     Depreciation                                            326,112    314,634
     Amortization                                             19,508     19,508
     Net changes in operating assets and liabilities:
       Increase in real estate taxes and other escrows        (4,679)    (5,561)
       Decrease (increase) in other assets                     7,576     (7,728)
       Increase in accounts payable and accrued expenses       4,797     79,354
       Increase in tenant security deposits                    1,891        427
       (Decrease) increase in due to affiliates              (15,133)     9,930
                                                           ---------------------
Net cash flows provided by operating activities              212,007    443,513

Cash flows from investing activities
Additions to investment in real estate                      (109,150)  (172,690)
                                                           ---------------------
Cash flows used in investing activities                     (109,150)  (172,690)

Cash flows from financing activities
Principal payments                                           (57,604)   (53,844)
Distributions                                                (32,211)  (234,111)
                                                           ---------------------
Cash flows used in financing activities                      (89,815)  (287,955)
                                                           ---------------------

Net increase (decrease) in cash and cash equivalents          13,042    (17,132)
Cash and cash equivalents, beginning of year                  23,281     40,413
                                                           =====================
Cash and cash equivalents, end of year                     $  36,323  $  23,281
                                                           =====================

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                  $ 305,802  $ 308,368
                                                           =====================

See accompanying notes.

                        ChrisKen Growth & Income L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                     Years ended December 31, 2002 and 2001

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

     In accordance with SFAS 144, and prior to the adoption of SFAS 144, under SFAS No. 121, the Company records impairment losses on long lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated over their expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value for assets to be held in the portfolio. For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value may be based upon estimated cash flows discounted at a risk-adjusted rate of interest, comparable or anticipated sales in the marketplace, or estimated replacement cost, as adjusted to consider the costs of retenanting and repositioning those properties which have significant vacancy issues, depending on the facts and circumstances of each property.

Rental Revenue

     The Partnership recognizes rental revenues as they are due in accordance with the terms of the respective tenant operating leases. This method of rental recognition approximates a straight-line basis due to the short-term nature (generally one year or less) of tenant leases.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. Substantially all financial instruments reflected in the Partnership's balance sheet, consisting of cash and cash equivalents, restricted cash, escrow accounts, and accounts payable are equivalent to their fair values. The fair value of the Partnership's mortgage payable as of December 31, 2002 was $4,697,021 and was determined based upon discounted cash flows, using interest rates currently available on similar borrowings. Management is not aware of the existence of any off-balance-sheet financial instruments.

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

3.  BASIS OF PRESENTATION

     The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States, which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally depreciation expense and prepaid rent. The net effect of these accounting differences is that net income recognized in the financial statements for 2002 is approximately $32,000 lower than the taxable income of the Partnership for the same period. The aggregate cost of real estate for federal income tax purposes at December 31, 2002 is approximately $8,100,000.

4.  PARTNERSHIP AGREEMENT

     The Limited Partners are entitled to receive 90% of, and the General Partners 10% of, any operating cash flow, as defined, provided, however, that the General Partners' 10% shall be subordinated in each year to receipt by the Limited Partners of a preferential, non-cumulative, non-compounded return on their adjusted investment, as defined, equal to 9% per annum (the Annual Preferred Return). Distributions to partners in 2002 and 2001 were not sufficient to meet the Annual Preferred Return.

     Net sale or refinancing proceeds, as defined, to the extent distributed, will be allocated to the Limited Partners until the Limited Partners receive distributions equal to their adjusted investment in the Partnership, together with an amount, to the extent not previously paid, necessary to yield an annual return on their adjusted investment of 10% per annum, which shall be cumulative but non-compounded. Thereafter, 85% of any additional net sale or refinancing proceeds will be allocated to the Limited Partners, and 15% will be allocated to the General Partners. Net proceeds from a sale may not be reinvested in new properties by the Partnership after the Partnership has completed its second year of operations. Net proceeds from a refinancing will be reinvested only to the extent necessary for improvements and repairs to existing properties.

     Profits and losses from operations are allocated between the General Partners and the Limited Partners in the same proportion as distributions of operating cash flow attributable to such year, although if no such distributions are made in such year, profit and loss shall be allocated 99% to the Limited Partners and 1% to the General Partners. Profits resulting from the sale or other disposition of Partnership real estate assets shall be allocated first to the Limited Partners until they have received an amount so that their capital account balances equal their adjusted investment, then to the Limited Partners until their capital account balances equal their unpaid preferential distribution, as defined, plus their adjusted investment, and thereafter, the remainder will be allocated 85% to the Limited Partners and 15% to the General Partners. For the year ended December 31, 2002, the Partnership made cash distributions of $32,211 based on the 2001 fourth quarter cash flow from operations.

     The Partnership shall continue until December 31, 2028, unless sooner terminated pursuant to the applicable provisions of the Partnership Agreement.

     The Partnership maintains working capital reserves of 1% of the proceeds of the limited partnership units sold as provided in the Partnership Agreement. To the extent necessary and in accordance with the Partnership Agreement, the Managing General Partner, at its discretion, may adjust the level of working capital reserves to meet cash requirement needs of the Partnership. Cash restricted for working capital reserve purposes was $57,645 as of December 31, 2002.

5.  RELATED PARTY TRANSACTIONS

     The Partnership pays management fees to CREMCO, L.L.C ("CREMCO"), an affiliate of the General Partners, in an amount equal to 5% of property gross collections, as defined in the management agreement. Total management fees for 2002 and 2001 were $69,385 and $69,043, respectively. The management agreement is subject to annual renewal. In addition, the Partnership reimburses CREMCO for personnel costs directly attributable to property operations totaling $140,903 and $131,525 in 2002 and 2001, respectively. These costs are included in property operations expense in the accompanying statements of operations. Unpaid management fees and reimbursements are included in due to affiliates in the accompanying balance sheet.

6.  MORTGAGE LOAN PAYABLE

     The Partnership's non-recourse first mortgage loan payable in the original amount of $4,635,000 bears interest at 6.77% and requires monthly payments of principal and interest of $30,124 through the maturity date of August 31, 2004 at which time all outstanding principal and interest are due. The mortgage loan payable is collateralized by the Partnership's real estate, a security agreement, and an assignment of rents. The loan may be prepaid at any time after September 1, 2000 with the payment of a penalty, as defined in the loan documents. The Partnership incurred financing costs of $97,540 in connection with the loan. These costs have been capitalized as deferred financing fees on the balance sheet.

Future maturities are as follows:

                       Year                    Amount
                       ----                  -----------
                       2003                  $    61,627
                       2004                    4,395,561
                                             -----------
                                             $ 4,457,188

7.  OTHER REVENUE

     In June 2001, the Partnership received a refund for rubbish removal service for the period from 1996 through 2000 in the amount of $64,066. This amount is included in the statement of operations as an increase to other revenue.

8.  Equipment Purchase

         On August 1, 2001, the Partnership obtained financing in the amount of $27,300 to purchase a truck. The loan bears interest at 8.1% and requires monthly payments of principal and interest of $555 through the maturity date of September 1, 2006 at which time all outstanding principal and interest are due. As of December 31, 2002, the remaining outstanding principal of $21,061 is included in accounts payable and accrued liabilities.

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

     Mr. John F. Kennedy and Mr. John S. Marten own the issued and outstanding shares of the Management General Partner. Mr. Kennedy is the President and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Property. Mr. Marten is a former Executive Vice President - Property Management and Trustee of ChrisKen Residential Trust. The sole officer and director of the Managing General Partner is John F. Kennedy, who is President and Secretary. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an affiliate.

     The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 2003:

         NAME                    AGE          POSITION
         ----                    ---          --------

         John F. Kennedy         52           Director, President and Secretary

     John F. Kennedy has been a Director, President (Vice President until 1994) and Secretary of the Managing General Partner since 1989 and is a general partner of the Associate General Partner. Mr. Kennedy is President, Chief Executive Officer and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Property. Mr. Kennedy has also been an officer, director and shareholder of several ChrisKen affiliates. Mr. Kennedy is currently a general partner in five affiliated private real estate limited partnerships located primarily in the Midwest, as well as a principal of the ChrisKen Partners Cash Income Fund L.P., a public real estate limited partnership. Prior to co-founding The ChrisKen Group of companies, he was involved from 1977 to 1978 with marketing various properties for American Invsco, a condominium conversion firm headquartered in Chicago. Mr. Kennedy holds a Bachelor of Arts degree from DePaul University. Mr. Kennedy has been a licensed real estate broker since 1981.


Item 10.EXECUTIVE COMPENSATION.

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

     The following is a schedule of the compensation paid or to be paid by the Partnership to the General Partners or their affiliates for the year ended December 31, 2002, and a description of the transactions giving rise to such compensation:

         Description of Transaction
         and Entity Receiving                                 Amount of
         Compensation                                         Compensation
         --------------------------                           ------------

         Reimbursement of property operating
         payroll costs to affiliate of the
         General Partners                                     $ 140,903

         Property Management Fee to affiliate
         of the General Partners                                 69,385
                                                              ------------
         Total                                                $ 210,288
                                                              ============


Item 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) As of December 31, 2002, and March 15, 2003, 11,513 Units were beneficially owned by 546 Limited Partners. To the best knowledge of the Partnership, as of December 31, 2002, and March 15, 2003, one person owned more than 5% of the Units. That person is Bond Purchase L.L.C. - 104 Armour Road - North Kansas City, MO 64116, which owns 611.4 or 5.3% of outstanding Limited Partner Units.

     (b) The Partnership, as an entity, does not have any directors or officers. Messrs. Kennedy and Marten and Robert Mayer, Executive Vice President - Finance of ChrisKen Residential Trust, each own 114.8 (1%), 112 (1%), and 34 (.3%) Units.


Item 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     CREMCO, L.L.C., an affiliate of the General Partners, has provided property management services for the Property since July 1, 2000. The management agent's duties and responsibilities include supervision of the day-to-day management of the operations of the Property, provision of long-range planning, and providing such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Property. Fees paid for management services will be in addition to the General Partners' distributive share of cash flow. CREMCO, L.L.C. earned $69,385 and $69,043, in 2002 and 2001, respectively for such management services. In addition, the Partnership reimbursed CREMCO, L.L.C. for payroll expenses for personnel directly related to property operations totaling $140,903 and $131,525 in 2002 and 2001, respectively.

     CREMCO, L.L.C. may be subject to conflicts of interest in the allocation of personnel and time to the Property since it renders similar services to other partnerships owning properties in competition with the Partnership's Property. However, the General Partners believe that CREMCO, L.L.C. has sufficient personnel and other required resources to discharge all of its responsibilities to the various properties, including the Property that it manages.

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

Item 13.EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The  following   exhibits  are  included  herein  or  incorporated  by
reference:

NUMBER   EXHIBIT

3.1 Certificate of Limited Partnership, as amended (incorporated by reference from Exhibit 3(e) of Registrant's Form S-11 Registration Statement filed August 25, 1989, SEC File No. 33-28893).

3.2 Pages 10-15 of the Registrant's final Prospectus dated September 8, 1989, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

4 Amended and Restated Limited Partnership Agreement of Registrant dated as of September 8, 1989 (incorporated by reference from Exhibit 3.1, included in Amendment No. 4 to the Registrant's Form S-11 Registration Statement filed August 25, 1989, S.E.C. File No. 33-28893).

10.1 Property Management Agreement between the Registrant and ChrisKen Real Estate Management Company, Inc. (incorporated by reference from Exhibit 19.1, included in Amendment No. 4 to the Registrant's Form S-11 Registration Statement filed August 25, 1989, S.E.C. File No. 33-28893).

99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2002.


Item 14.CONTROLS AND PROCEDURES.

     A. Evaluation of Disclosure Controls and Procedures

     The principal executive officer of our managing general partner, John F. Kennedy, and the principal financial officer of our managing general partner, Robert Mayer, evaluated on January 15, 2003 the effectiveness of the design and operation of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them.

     B. Changes in Internal Controls

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

                                   CHRISKEN GROWTH & INCOME L.P. II

                                   By: ChrisKen Income Properties, Inc. II,
                                       Managing General Partner

     Date: April 7, 2003           By: /s/ John F. Kennedy
                                   ---------------------------------------------
                                   Director and President

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:  April 7, 2003          By: /s/ John F. Kennedy
                                   ---------------------------------------------
                                       Director and President of the Managing
                                          General Partner

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, John F. Kennedy, certify that:

1. I have reviewed this annual report on Form 10-KSB of ChrisKen Growth & Income L.P. II, a Delaware limited partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003

/s/John F. Kennedy
-------------------
John F. Kennedy
Chief Executive Officer
ChrisKen Income Properties, Inc. II,
Management General Partner
ChrisKen Growth & Income L.P. II

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




I, Robert Mayer, certify that:

1. I have reviewed this annual report on Form 10-KSB of ChrisKen Growth & Income L.P. II, a Delaware limited partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003

/s/Robert Mayer
-------------------
Robert Mayer
Chief Financial Officer
ChrisKen Income Properties, Inc. II,
Managing General Partner
ChrisKen Growth & Income L.P. II

Exhibit 99.1

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of ChrisKen Growth & Income L.P. II, a Delaware limited partnership (the "Company"), on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Kennedy, Chief Executive Officer of ChrisKen Income Properties, Inc. II, the managing general partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge and based on my review of the Report:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                                   By: /s/John F. Kennedy
                                       --------------------------------

                                   John F. Kennedy
                                   Chief Executive Officer
                                   ChrisKen Income Properties, Inc. II,
                                      Managing General Partner
                                   ChrisKen Growth & Income L.P. II

                                   April 7, 2003

A signed original of this written statement required by Section 906 has been provided to ChrisKen Growth & Income L.P. II and will be retained by ChrisKen Growth & Income L.P. II and furnished to the Securities and Exchange commission or its staff upon request.

Exhibit 99.2

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of ChrisKen Growth & Income L.P. II, a Delaware limited partnership (the "Company"), on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Mayer, Chief Financial Officer of ChrisKen Income Properties, Inc. II, the managing general partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge and based on my review of the Report:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





                                   By: /s/Robert Mayer
                                       --------------------------------

                                   Robert Mayer
                                   Chief Financial Officer
                                   ChrisKen Income Properties, Inc. II,
                                      Managing General Partner
                                   ChrisKen Growth & Income L.P. II

                                   April 7, 2003


A signed original of this written statement required by Section 906 has been provided to ChrisKen Growth & Income L.P. II and will be retained by ChrisKen Growth & Income L.P. II and furnished to the Securities and Exchange commission or its staff upon request.