Form 10QSB
period 2003-03-31
CHRISKEN GROWTH & INCOME LP II
filed 2003-05-15
CIK 850625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]                   QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003


[   ]                    TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                               ----------------     -----------------


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


Yes       X     No
         ---        ---

                        CHRISKEN GROWTH & INCOME L.P. II

                                      INDEX

PART I            FINANCIAL INFORMATION                               PAGE
                  ----------------------                              ----

         Item 1.  Financial Statements (UNAUDITED)

                  Condensed Balance Sheet at March 31, 2003             2

                  Condensed Statements of Operations for the
                  Three Months Ended March 31,
                  2003 and 2002                                         3

                  Condensed Statement of Partners' Capital for
                  the Three Months Ended
                  March 31, 2003                                        4

                  Condensed Statements of Cash Flows for
                  the Three Months Ended
                  March 31, 2003 and 2002                               5

                  Notes to Condensed Financial Statements               6

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation                         7

         Item 3.  Controls and Procedures                               10


PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                     11

         Item 2.  Changes in Securities and Use of Proceeds             11

         Item 3.  Defaults Upon Senior Securities                       11

         Item 4.  Submissions of Matters to a Vote of
                           Security Holders                             11

         Item 5.  Other Information                                     11

         Item 6.  Exhibits and Reports on Form 8-K                      11


SIGNATURE                                                               12


CERTIFICATIONS                                                          13

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                             Condensed Balance Sheet

                                 March 31, 2003
                                   (UNAUDITED)



Assets
Cash and cash equivalents                                        $    28,506
Restricted cash                                                       57,645
Real estate taxes and other escrows                                  101,087
Deferred financing fees, net of accumulated
  amortization of $72,342                                             25,198
Other                                                                 24,068
                                                            -----------------
                                                                     236,504

Investment in real estate, at cost:
Land                                                                 642,332
Buildings and improvements                                         4,925,946
Equipment                                                            423,734
                                                            -----------------
                                                                   5,992,012
Accumulated depreciation                                          (1,456,118)
                                                            -----------------
                                                                   4,535,894

Total assets                                                     $ 4,772,398
                                                            =================
Liabilities and partners' capital
Accounts payable and other liabilities                           $   104,408
Accrued real estate taxes                                            122,303
Tenants' security deposits                                            18,957
Due to affiliates                                                     26,274
Mortgage loan payable                                              4,442,169
                                                             ----------------
Total liabilities                                                  4,714,111


Partners' capital, 11,513 limited partnership units
  issued and outstanding                                              58,287
                                                            -----------------
Total liabilities and partners' capital                          $ 4,772,398
                                                            =================

SEE ACCOMPANYING NOTES.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                       Condensed Statements of Operations
                                   (UNAUDITED)



                                                      Three Months Ended
                                                           March 31
                                                    2003              2002
                                                -------------------------------

Revenue
Rental                                               $307,513         $318,731
Other                                                  22,675           15,634
                                                -------------------------------
Total revenue                                         330,188          334,365

Expenses
Property operations                                    80,426           90,187
Depreciation and amortization                          88,512           83,536
Interest                                               75,772           76,875
General and administrative                            122,542          102,835
Management fees - Affiliate                            16,860           15,090
                                                -------------------------------
Total expenses                                        384,112          368,523
                                                -------------------------------
Net loss                                             $(53,924)        $(34,158)
                                                ===============================
Net loss allocated to general partners               $   (539)        $   (342)
                                                ===============================
Net loss allocated to limited partners               $(53,385)        $(33,816)
                                                ===============================
Net loss allocated to limited partners
  per limited partnership units outstanding          $  (4.64)        $  (2.94)
                                                ===============================
Limited partnership units outstanding                  11,513           11,513
                                                ===============================

SEE ACCOMPANYING NOTES.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Condensed Statement of Partners' Capital

                        Three months ended March 31, 2003
                                   (UNAUDITED)


                                         Partners' Capital Accounts
                            ----------------------------------------------------
                            General Partners   Limited Partners
                                                                     Total
                            ----------------------------------------------------

Balance at January 1, 2003       $(1,280)          $113,491        $112,211
Net loss                            (539)           (53,385)        (53,924)
                            ----------------------------------------------------
Balance at March 31, 2003        $(1,819)          $ 60,106        $ 58,287
                            ====================================================

SEE ACCOMPANYING NOTES.



                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                       Condensed Statements of Cash Flows
                                   (UNAUDITED)


                                                                            Three Months Ended
                                                                                 March 31
                                                                           2003            2002
                                                                      ----------------------------
Cash flows from operating activities
Net loss                                                              $  (53,924)      $  (34,158)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
     Depreciation                                                         83,635           78,659
     Amortization                                                          4,877            4,877
     Net changes in operating assets and liabilities:
       Increase in real estate taxes and other escrows                   (24,711)         (23,526)
       Increase in other assets                                          (12,446)          (5,492)
       Increase (Decrease) in accounts payable and accrued  expenses      29,052          (25,857)
       (Decrease) Increase in tenants' security deposits                    (785)           2,258
       (Decrease) Increase in due to affiliates                           (1,381)          19,894
                                                                      ----------------------------
Net cash flows provided by operating activities                           24,317           16,655

Cash flows from investing activities
Additions to investment in real estate                                   (17,115)         (19,745)
                                                                      ----------------------------
Cash flows used in investing activities                                  (17,115)         (19,745)

Cash flows from financing activities
Principal payments                                                       (15,019)         (14,012)
                                                                      ----------------------------
Cash flows used in financing activities                                  (15,019)         (14,012)
                                                                      ----------------------------
Net decrease in cash and cash equivalents                                 (7,817)         (17,102)
Cash and cash equivalents, beginning of period                            36,323           23,281
                                                                      ----------------------------
 Cash and cash equivalents, end of period                             $   28,506       $    6,179
                                                                      ============================
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                           $   75,353       $   76,360
                                                                      ============================

SEE ACCOMPANYING NOTES.

                        Chrisken Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                     Notes to Condensed Financial Statements
                                   (UNAUDITED)


1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the financial statements and notes thereto included in the Chrisken Growth & Income L.P. II's (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 2003, the Partnership had cash and cash equivalents of $28,506 compared to $36,323 at December 31, 2002. The decrease in cash and cash equivalents during the three months ended March 31, 2003, is the result of decreased mortgage principal, and increased prepaid expenses and investment in real estate, partially offset by cash flow from operations generated in the first quarter. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of March 31, 2003, and December 31, 2002) that the General Partners believe is adequate to satisfy cash requirement needs. With respect to 2003, the Managing General Partner expects increases in property taxes and property insurance premiums for the Property. Coupled with current economic factors that the Managing General Partner believes are favoring new home purchases, the Managing General Partner anticipates that no distributions to the Limited Partners will be made for 2003. The Managing General Partner did not make distributions to
Limited  Partners  for  2002.  However,  distribution  estimates  are  based  on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.

     In 2002, the Managing General Partner engaged third party real estate firms to review the feasibility of converting the Property to condominiums for sale of individual apartment units rather than selling the property as an apartment community. Because the preliminary reports by such third party real estate firms indicated that a conversion could generate revenues in excess of those that could be achieved on a sale of the Property as an apartment community, the Managing General Partner commissioned a more thorough feasibility report which was recently completed. This later report supports condominiumization and, as a result, the Managing Partner has begun discussions with potential conversion buyers regarding a possible sale on an all cash basis or with the Partnership providing partial financing which could potentially generate a higher return for the Partnership but would require the Partnership to assume some of the financing risk. There are however, no firm offers for purchase of the Property as of the date hereof. The Managing General Partner also is reviewing federal tax implications of selling individual apartments as condominiums and selling the property as a whole or with such partial financing. If the Managing General Partner determines that a sale of the Property, directly or through condominiumization, is advisable, a vote of the Limited Partners will be solicited. As there can be no assurance that the Partnership will receive a favorable offer, if at all, the Managing General Partner also is continuing to explore alternative opportunities that may be deemed advantageous to the Partnership.

     During the first quarter of 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted two unsolicited tenders offer to the Partnership's Limited Partners to purchase up to a total of 4.9%, or approximately 564 Units, of outstanding Units of the Partnership at, in chronological order, $245 and $265 per Unit. Both offers expired on April 15, 2003. The Partnership's records indicate that as of May 5, 2003, 136 Units were sold to CMG Partners, L.L.C. as a result of these offers.

     During April of 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to a total of 4.9%, or approximately 564 Units, of outstanding Units of the Partnership at $230 per Unit. The offer expires on August 15, 2003. The Partnership's records indicate that as of May 5, 2003, no Units were sold to CMG Partners, L.L.C. as a result of this offer.

     Management believes that Unit sales to CMG Partners, L.L.C., will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     As of May 5, 2003, to the best knowledge of the Partnership, one person owned more than 5% of the Units. That person is Bond Purchase L.L.C. - 104 Armour Road - North Kansas City, MO 64116, which owns 611.4 or 5.3% of outstanding Limited Partner Units.

     The current mortgage indebtedness of $4,442,169, with an interest rate of 6.77%, matures on August 31, 2004, with an expected balloon payment due of approximately $4,395,561. The Managing General Partner expects that the mortgage loan will be refinanced at maturity, unless a sale of the Property occurs prior to that time. Under the terms of the loan, the monthly principal and interest payments are $30,124.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At March 31, 2003, the Property was generating sufficient cash flow from operations to fund necessary repairs and improvements and to service existing indebtedness, which the General Partners believe will continue. The Managing General Partner anticipates that no distributions to the Limited Partners will be made for 2003. However, distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.

RESULTS OF OPERATIONS
---------------------

     The Property was 91% occupied as of March 31, 2003, 93.75% as of December 31, 2002, and 90.8% as of March 31, 2002. Management believes that occupancy at the Property will be approximately 88% - 93% for the remainder of 2003. The Partnership had total revenues of $330,188 for the three months ended March 31, 2003, compared to total revenues of $334,365 for the three months ended March 31, 2002. Revenues decreased in 2003, from 2002 levels, mainly due to a $14,368 increase in vacancy loss, a $2,359 increase in employee unit expense, and a $2,475 increase in model unit expense, partially offset by a $6,627 increase in rental rates, and a $2,916 decrease in bad debt expense. A model unit was added in the third quarter of 2002 as a marketing tool to increase occupancy. Management believes revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $384,111 for the three months ended March 31, 2003, compared to $368,523 for the three months ended March 31, 2002. Total expenses increased due to higher general and administrative and depreciation expenses, partially offset by decreased property operations and repairs and maintenance expenses. General and administrative expenses increased in 2003, as compared to 2002, due primarily to the following increases in expense: accounting and tax service, $3,175, administrative salaries, $4,005, office and administrative expense, $4,978, and property insurance expense, $2,463, partially offset by a $2,593 decrease in medical and life insurance expense. Depreciation expense increased due to fixed asset additions. Property operations expenses decreased due to the following decreases in expense: heating, ventilation and air conditioning, $5,625, and grounds maintenance and supplies, $14,133, partially offset by the following increases in expense: maintenance salaries, $9,005, and structural repairs and supplies, $2,395. Heating, ventilation and air conditioning decreased in 2003 due primarily to 2002 non-recurring furnace cleaning expense of $4,491. Grounds maintenance expense decreased in 2003 primarily due to 2002 non-recurring tree trimming expense of $9,860, and water main repairs costing $5,604, partially offset by increased monthly maintenance in 2003. Maintenance salaries are higher in 2003 due to a temporary reduction in maintenance staff in the first quarter of 2002. Management fees for the first quarter of 2003 are consistent with management fee expense for the same period for 2002.

     For the three months ended March 31, 2003, the Partnership had net loss of $53,924 compared to net loss of $34,158 for the three months ended March 31, 2002, due to increased expenses and decreased revenue for the three months ended March 31, 2003, compared to the same period in 2002 as discussed above.

     Net cash flows provided by operating activities for the three months ended March 31, 2003, were $24,317 compared to net cash flows provided by operating activities of $16,655 for the three months ended March 31, 2002. The increase in net cash flows provided by operating activities was attributable primarily to increased accounts payable and accrued expenses, partially offset by decreased net income before depreciation and amortization expense, an increase in other assets and a decrease in tenant security deposits and amount due to affiliates. While the General Partners hope to increase revenues generated by the Property in 2003, as compared to 2002, by increasing occupancy and rental rates, current economic conditions may limit their ability to do so. The Managing General Partner anticipates that no distributions to the Limited Partners will be made for 2003. The Managing General Partner did not make distributions to Limited Partners for 2002, although a distribution for 2001 was made to the Limited Partners in April 2002. The General Partners anticipate that the level of 2003 quarterly distributions to Limited Partners is dependent on overall Property performance.

     As discussed above in " - Liquidity and Capital Resources," the Managing General Partner is continuing to explore opportunities that may be deemed advantageous to the Partnership, including the sale of the Property directly or through condominiumization.

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












                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

     The principal executive officer of our managing general partner, John F. Kennedy, and the principal financial officer of our managing general partner, Robert Mayer, evaluated on May 8, 2003 the effectiveness of the design and operation of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them.

CHANGES IN INTERNAL CONTROLS
----------------------------

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

               99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (b) Reports on Form 8 - K.

               No Reports on Form 8-K were filed during the quarter ended March 31, 2003.

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


                                  CHRISKEN GROWTH & INCOME L.P. II
                                  --------------------------------
                                          (Registrant)


                                  By:      ChrisKen Income Properties
                                           Inc., II, Managing General
                                           Partner


Date:  May 14, 2003                        By:      /S/JOHN F. KENNEDY
                                                    -------------------------
                                                    John F. Kennedy
                                                    Director and President

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/S/JOHN F. KENNEDY
------------------
John F. Kennedy
Chief Executive Officer
ChrisKen Income Properties, Inc. II,
         Management General Partner
ChrisKen Growth & Income L.P. II

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/S/ROBERT MAYER
----------------------
Robert Mayer
Chief Financial Officer
ChrisKen Income Properties, Inc. II,
Managing General Partner
ChrisKen Growth & Income L.P. II