Form 10QSB
period 2003-06-30
CHRISKEN GROWTH & INCOME LP II
filed 2003-08-14
CIK 850625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X]                   QUARTERLY REPORT UNDER SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                        CHRISKEN GROWTH & INCOME L.P. II
                        --------------------------------
                                     INDEX


PART I            FINANCIAL INFORMATION                                 PAGE
                  ---------------------                                 ----

         Item 1.  Condensed Financial Statements (UNAUDITED)

                  Condensed Balance Sheet at June 30, 2003                2

                  Condensed Statements of Operations for the
                  Three and Six Months Ended
                  June 30, 2003 and 2002                                  3

                  Condensed Statement of Partners' Capital for
                  the Six Months Ended June 30, 2003                      4

                  Condensed Statements of Cash Flows for
                  the Six Months Ended
                  June 30, 2003 and 2002                                  5

                  Notes to Condensed Financial Statements                 6

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation                           7

         Item 3.  Controls and Procedures                                 10

PART II.          OTHER INFORMATION
                  -----------------

         Item 1.  Legal Proceedings                                       11

         Item 2.  Changes in Securities and Use of Proceeds               11

         Item 3.  Defaults Upon Senior Securities                         11

         Item 4.  Submissions of Matters to a Vote of
                           Security Holders                               11

         Item 5.  Other Information                                       11

         Item 6.  Exhibits and Reports on Form 8-K                        11

SIGNATURE                                                                 12

CERTIFICATIONS                                                            13

                        CHRISKEN GROWTH & INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                             Condensed Balance Sheet

                                  June 30, 2003
                                   (UNAUDITED)



ASSETS
Cash and cash equivalents                                           $   46,121
Restricted cash                                                         57,645
Real estate taxes and other escrows                                    125,797
Deferred financing fees, net of accumulated
  amortization of $77,219                                               20,321
Other                                                                   17,927
                                                                    ----------
                                                                       267,811

Investment in real estate, at cost:
Land                                                                   642,332
Buildings and improvements                                           4,927,338
Equipment                                                              440,330
                                                                    ----------
                                                                     6,010,000
Accumulated depreciation                                            (1,539,710)
                                                                    ----------
                                                                     4,470,290
                                                                    ----------
Total assets                                                        $4,738,101
                                                                    ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and other liabilities                              $  104,390
Due to affiliates                                                       26,978
Accrued real estate taxes                                              160,313
Tenants' security deposits                                              18,372
Mortgage loan payable                                                4,426,894
                                                                    ----------
Total liabilities                                                    4,736,947

Partners' capital, 11,513 limited partnership
  units issued and outstanding                                           1,154
                                                                    ----------

Total liabilities and partners' capital                             $4,738,101
                                                                    ==========

SEE ACCOMPANYING NOTES.

                                        CHRISKEN GROWTH & INCOME L.P. II
                                        (A DELAWARE LIMITED PARTNERSHIP)


                                       Condensed Statements of Operations
                                                  (UNAUDITED)



                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30                            JUNE 30
                                                             2003            2002              2003               2002
                                                   ------------------------------------------------------------------------
REVENUE
Rental                                                    $305,409         $314,643          $612,922          $633,374
Other                                                       18,906           20,494            41,581            36,128
                                                   -----------------------------------------------------------------------
Total revenue                                              324,315          335,137           654,503           669,502

EXPENSES
Property operations                                         96,231          111,504           176,657           201,691
Depreciation and amortization                               88,469           85,701           176,981           169,237
Interest                                                    75,490           76,586           151,262           153,461
General and administrative                                 104,708           82,772           227,250           185,607
Management fees - Affiliate                                 16,550           16,970            33,410            32,060
                                                   ----------------------------------------------------------------------
Total expenses                                             381,448          373,533           765,560           742,056
                                                   ----------------------------------------------------------------------
Net income (loss)                                         $(57,133)        $(38,396)        $(111,057)         $(72,554)
                                                   ======================================================================
Net income (loss) allocated to general partners           $   (571)        $   (384)        $  (1,111)         $   (726)
                                                   ======================================================================
Net income (loss) allocated to limited partners           $(56,562)        $(38,012)        $(109,946)         $(71,828)
                                                   ======================================================================
Net income (loss) allocated to limited
   partners per limited partnership units                 $  (4.91)        $  (3.30)        $   (9.55)         $  (6.24)
   outstanding
                                                   ======================================================================
Limited partnership units outstanding                       11,513           11,513            11,513            11,513
                                                   ======================================================================

SEE ACCOMPANYING NOTES.


                        CHRISKEN GROWTH & INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)


                    Condensed Statement of Partners' Capital

                         Six months ended June 30, 2003
                                  (UNAUDITED)



                                           PARTNERS' CAPITAL ACCOUNTS
                              --------------------------------------------------

                               GENERAL PARTNERS   LIMITED PARTNERS     TOTAL
                               -------------------------------------------------

Balance at January 1, 2003          $ (1,280)        $113,491          $112,211
Net (loss)                            (1,111)        (109,946)         (111,057)
                              --------------------------------------------------
Balance at June 30, 2003            $ (2,391)        $  3,545          $  1,154
                              ==================================================


SEE ACCOMPANYING NOTES.


                                                     ChrisKen Growth & Income L.P. II
                                                      (A DELAWARE LIMITED PARTNERSHIP)


                                                    Condensed Statements of Cash Flows
                                                                  (UNAUDITED)



                                                                                            Six Months Ended
                                                                                                 June 30
                                                                                        2003              2002
                                                                                   ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                $(111,057)      $(72,554)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
     Depreciation                                                                         167,227        159,483
     Amortization                                                                           9,754          9,754
     Net changes in operating assets and liabilities:
       Decrease in restricted cash                                                              -         15,645
       (Increase) Decrease in real estate taxes and other escrows                         (49,421)            12
       (Increase) Decrease in other assets                                                 (6,305)         2,672
       Increase (Decrease) in accounts payable and other liabilities                        3,079        (50,015)
       Increase in accrued real estate taxes                                               63,964          2,763
       (Decrease) Increase in tenants' security deposits                                   (1,370)         2,781
       (Decrease) Increase in due to affiliates                                              (676)        12,838
                                                                                   -------------------------------
Net cash flows provided by operating activities                                            75,195         83,379

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                                    (35,103)       (43,024)
                                                                                   -------------------------------
Cash flows used in investing activities                                                   (35,103)       (43,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments                                                                        (30,294)       (28,290)
Distributions to partners                                                                       -        (32,211)
                                                                                   -------------------------------
Cash flows used in financing activities                                                   (30,294)       (60,501)
                                                                                   -------------------------------
Net increase (decrease) in cash and cash equivalents                                        9,798        (20,146)
Cash and cash equivalents, beginning of period                                             36,323         23,281
                                                                                   -------------------------------
Cash and cash equivalents, end of period                                                $  46,121       $  3,135
                                                                                   ===============================
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                             $ 150,451      $ 152,455
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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Partnership had cash and cash equivalents of $46,121 compared to $36,323 at December 31, 2002. The increase in cash and cash equivalents during the six months ended June 30, 2003, is the result of cash flow from operations generated in the first two quarters and increased accounts payable, partially offset by an increase in real estate tax and other escrows, increased investment in real estate and a decrease in mortgage principal. Restricted cash represents operating and contingency reserves equal to approximately 1% of the gross proceeds of the Offering ($57,645 as of June 30, 2003, and December 31, 2002) that the General Partners believe is adequate to satisfy cash requirement needs. With respect to 2003, the Managing General Partner anticipates increases in property taxes and property insurance premiums for the Property. Coupled with current economic factors that the Managing General Partner believes are favoring new home purchases, the Managing General Partner anticipates that no distributions to the Limited Partners will be made for 2003. The Managing General Partner did not make distributions to Limited Partners for 2002. However, distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.

In late 2002, the Managing General Partner engaged third party real estate firms to review the feasibility of converting the Property to condominiums for sale of individual apartment units rather than selling the property as an apartment community. Because the preliminary reports by such third party real estate firms indicated that a conversion could generate revenues in excess of those that could be achieved on a sale of the Property as an apartment community, the Managing General Partner commissioned a more thorough feasibility report, which was completed in the first quarter of 2003. This later report supports condominiumization and, as a result, the Managing Partner began discussions with possible conversion buyers regarding a possible sale on an all cash basis. The Managing Partner also has discussed an alternative with these possible buyers, with Partnership providing partial financing which could potentially generate a higher return for the Partnership but would require the Partnership to assume some of the financing risk. The Managing General Partner has begun negotiations with a potential buyer who has indicated that a late Fall closing would be desirable, however, neither that buyer nor any other possible buyers had made a firm offer for purchase of the Property as of the date hereof. The Managing General Partner also is continuing to review federal tax implications and other factors relating to the Partnership selling individual apartments as condominiums and selling the property as a whole or with such partial financing. If the Managing General Partner determines that a sale of the Property, directly or through condominiumization, is advisable, a vote of the Limited Partners will be solicited. As there can be no assurance that the Partnership will receive a favorable offer, if at all, the Managing General Partner also is continuing to explore alternative opportunities that may be deemed advantageous to the Partnership.

During the first quarter of 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted two unsolicited tenders offer to the Partnership's Limited Partners to purchase up to a total of 4.9%, or approximately 564 Units, of outstanding Units of the Partnership at, in chronological order, $245 and $265 per Unit. Both offers expired on April 15, 2003. The Partnership's records indicate that as of August 4, 2003, 391 Units were sold to CMG Partners, L.L.C. as a result of these offers.

During April of 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to a total of 4.9%, or approximately 564 Units, of outstanding Units of the Partnership at $230 per Unit. The offer expires on August 15, 2003. The Partnership's records indicate that as of August 4, 2003, no Units were sold to CMG Partners, L.L.C. as a result of this offer.

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

As of August 4, 2003, to the best knowledge of the Partnership, one person owned more than 5% of the Units. That person is Bond Purchase L.L.C. - 104 Armour Road
- North Kansas City, MO 64116, which owns 611.4 or 5.3% of outstanding Limited Partner Units.

The current mortgage indebtedness of $4,426,894, with an interest rate of 6.77%, matures on August 31, 2004 with an expected balloon payment due of approximately $4,395,561. The Managing General Partner expects that the mortgage loan will be refinanced at maturity, unless a sale of the Property occurs prior to that time. Under the terms of the loan, the monthly principal and interest payments are $30,124.

The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At June 30, 2003, the Property was generating sufficient cash flow from operations to fund the budgeted repairs and improvements and to service existing indebtedness, which the General Partners believe will continue. The Managing General Partner anticipates that no distributions to the Limited Partners will be made for 2003. However, distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.


RESULTS OF OPERATIONS

The Property was 82.6% occupied as of June 30, 2003, 93.75% as of December 31, 2002, and 95.8% as of June 30, 2002. Management believes that occupancy at the Property will be approximately 83 - 89% for the remainder of 2003. The Partnership had total revenues of $654,503 for the six months ended June 30, 2003, compared to total revenues of $669,502 for the six months ended June 30, 2002. Revenues decreased in 2003, from 2002 levels, mainly due to a $27,856 increase in vacancy loss, a $3,087 increase in employee unit expense, and a $4,950 increase in model unit expense, partially offset by a $14,416 increase in rental rates, and a $2,819 decrease in bad debt expense. A model unit was added in the third quarter of 2002 as a marketing tool to increase occupancy. Rent concessions are being given to improve occupancy. Management believes rental revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $765,560 for the six months ended June 30, 2003, compared to $742,056 for the six months ended June 30, 2002. The increase in total expenses was due to higher general and administrative and depreciation expenses, partially offset by lower property operation and repair and maintenance expenses. General and administrative expenses increased in 2003, as compared to 2002, due primarily to the following increases in expense: administrative salaries, $4,577, legal and eviction fees, $2,710, property insurance expense, $4,926, professional fees $4,839, advertising and marketing, $3,300 and real estate taxes, $14,137. Real estate taxes increased due to increases in the assessed value of the Property and the tax rate. The Managing General Partner is currently appealing the increase in real estate tax. Depreciation expense increased due to fixed asset additions. Property operations expenses decreased due to the following decreases in expense: non-recurring heating, ventilation and air conditioning, $21,656, grounds maintenance and supplies, $19,149, and painting and decorating, $3,890, partially offset by the following increases in expense: non-recoverable insurance loss, $3,210, maintenance salaries, $16,067, and non-recurring structural repairs and supplies, $3,254. Heating, ventilation and air conditioning decreased in 2003 due to costs incurred in 2002 for non-recurring furnace cleaning expense of $5,625 and A-coil cleaning cost of $16,031. Grounds maintenance expense decreased in 2003 primarily due to costs incurred in 2002 for non-recurring tree trimming expense of $9,860, and water main repairs costing $6,104, partially offset by increased monthly maintenance in 2003. Maintenance salaries are higher in the first six months of 2003, compared to the first six months of 2002, due to a temporary reduction in maintenance staff in the first six months of 2002. Repairs and maintenance decreased due to the following decreases in expense: plumbing supplies and repairs, $1,229, electrical supplies and repairs, $2,669 and recurring heating, ventilation and air conditioning, $4,633, partially offset by the following increases in expense: swimming pool repairs and supplies, $2,954, and recurring structural repairs and supplies, $2,820. Management fees for the six months ended June 30, 2003 are consistent with management fee expense for the same period for 2002.

For the six months ended June 30, 2003, the Partnership had net loss of $111,057 compared to net loss of $72,554 for the six months ended June 30, 2002, due to decreased revenue and increased expenses for the six months ended June 30, 2003, compared to the same period in 2002 as discussed above.

Net cash flows provided by operating activities for the six months ended June 30, 2003, were $75,195 compared to net cash flows provided by operating activities of $83,379 for the six months ended June 30, 2002. The decrease in net cash flows provided by operating activities was attributable primarily to decreased income from operations before depreciation expense, and an increase in accounts payable and other liabilities and accrued real estate taxes. Accrued real estate taxes increased primarily because Marion County Treasurer, the taxing entity, delayed issuing real estate tax bills, historically issued in May, until July in 2003. As a result, the real estate taxes historically paid in May were paid in July in 2003. While the General Partners hope to increase revenues generated by the Property in 2003, as compared to 2002, by increasing occupancy and rental rates, current economic conditions may limit their ability to do so. The Managing General Partner anticipates that no distributions to the Limited Partners will be made for 2003. The Managing General Partner did not make distributions to Limited Partners for 2002, although a distribution for 2001 was made to the Limited Partners in April 2002. The General Partners anticipate that the level of 2003 quarterly distributions to Limited Partners is dependent on overall Property performance.

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

















                   (BALANCE OF PAGE LEFT INTENTIONALLY BLANK)

ITEM 3.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The principal executive officer of our managing general partner, John F. Kennedy, and the principal financial officer of our managing general partner, Robert Mayer, evaluated on August 11, 2003 the effectiveness of the design and operation of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them.

CHANGES IN INTERNAL CONTROLS

Since the date of the evaluation of our disclosure controls and procedures by Mr. Kennedy and Mr. Mayer described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.















                   (BALANCE OF PAGE LEFT INTENTIONALLY BLANK)

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

               99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (b) Reports on Form 8 - K.

               No Reports on Form 8-K were filed during the quarter ended June 30, 2003.

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


                        CHRISKEN GROWTH & INCOME L.P. II
                                  (Registrant)


                                      By:      ChrisKen Income Properties,
                                               Inc. II, Managing General
                                               Partner


Date: August 14, 2003                 By:      /S/JOHN F. KENNEDY
                                               ----------------------
                                               John F. Kennedy
                                               Director and President

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

Date: August 14, 2003

/S/JOHN F. KENNEDY
-----------------------------------
John F. Kennedy
Chief Executive Officer
ChrisKen Income Properties, Inc. II,
Managing General Partner
ChrisKen Growth & Income L.P. II

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

Date: August 14, 2003

/S/ROBERT MAYER
-----------------------------------
Robert Mayer
Chief Financial Officer
ChrisKen Income Properties, Inc. II,
Managing General Partner
ChrisKen Growth & Income L.P. II