Form 10QSB
period 2003-09-30
CHRISKEN GROWTH & INCOME LP II
filed 2003-11-14
CIK 850625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                    QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003


[ ]                    TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               ------------------  --------------------

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


Yes    X    No
     -----      -----

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

Yes         No    X
     -----      -----

                        CHRISKEN GROWTH & INCOME L.P. II

                                      INDEX

                                                                            PAGE
PART I FINANCIAL INFORMATION PAGE

     Item 1. Condensed Financial Statements (UNAUDITED)

          Condensed Balance Sheet at September 30, 2003                        2

          Condensed Statements of Operations for the Three and Nine
          Months Ended September 30, 2003 and 2002                             3

          Condensed  Statement of Partners'  Capital Deficit for the
          Nine Months Ended September 30, 2003                                 4

          Condensed Statements of Cash Flows for the Nine Months
          Ended September 30, 2003 and 2002                                    5

          Notes to Condensed Financial Statements                              6

     Item 2. Management's Discussion and Analysis or Plan of Operation         7

     Item 3. Controls and Procedures                                          10

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                11

     Item 2. Changes in Securities                                            11

     Item 3. Defaults Upon Senior Securities                                  11

     Item 4. Submissions of Matters to a Vote of Security Holders             11

     Item 5. Other Information                                                11

     Item 6. Exhibits and Reports on Form 8-K                                 11


SIGNATURE                                                                     12

CERTIFICATIONS                                                                13

                                     PART I

                        CHRISKEN GROWTH & INCOME L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)


Item 1. Condensed Financial Statements (UNAUDITED)

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                             Condensed Balance Sheet

                               September 30, 2003
                                   (UNAUDITED)

 ASSETS
 Cash and cash equivalents                                       $        3,757
 Restricted cash                                                         35,000
 Real estate taxes and other escrows                                     76,058
 Deferred financing fees, net of accumulated amortization
    of $82,096                                                           15,444
 Other                                                                   40,869
                                                               -----------------
                                                                        171,128

 Investment in real estate, at cost:
 Land                                                                   642,332
 Buildings and improvements                                           4,942,776
 Equipment                                                              469,371
                                                               -----------------
                                                                      6,054,479
 Accumulated depreciation                                            (1,623,587)
                                                               -----------------
                                                                      4,430,892

                                                               -----------------
 Total assets                                                      $  4,602,020
                                                               =================

 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
 Accounts payable                                                 $     113,921
 Due to affiliates                                                       16,328
 Accrued real estate taxes                                              111,864
 Tenants' security deposits                                              19,232
 Mortgage loan payable                                                4,411,360
                                                               -----------------
 Total liabilities                                                    4,672,705

 Partners' capital (deficit), 11,513 limited partnership
    units issued and outstanding                                        (70,685)
                                                               -----------------

 Total liabilities and partners' capital (deficit)                 $  4,602,020
                                                               =================

SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                       Condensed Statements of Operations
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30                         SEPTEMBER 30
                                                              2003               2002               2003               2002
                                                         -------------------------------------------------------------------------

 REVENUE
 Rental                                                     $  290,915         $  334,285        $   903,837        $   967,659
 Other                                                          16,699             20,154             58,280             59,803
                                                         -------------------------------------------------------------------------
 Total revenue                                                 307,614            354,439            962,117          1,027,462

 EXPENSES
 Property operations                                           105,311             94,472            281,968            296,163
 Depreciation and amortization                                  88,754             87,269            265,735            256,506
 Interest                                                       75,205             76,319            226,467            229,781
 General and administrative                                     94,823             99,746            322,073            289,095
 Management fees - Affiliate                                    15,360             17,110             48,770             49,170
                                                         -------------------------------------------------------------------------
 Total expenses                                                379,453            374,916          1,145,013          1,120,715
                                                         -------------------------------------------------------------------------
 Net (loss)                                                 $  (71,839)        $  (20,477)       $  (182,896)       $   (93,253)
                                                         =========================================================================
 Net (loss) allocated to general partners                   $     (718)        $     (205)       $    (1,829)       $      (933)
                                                         =========================================================================
 Net (loss) allocated to
 limited
 partners                                                   $  (71,121)        $  (20,272)       $  (181,067)       $   (92,320)
                                                         =========================================================================
 Net (loss) allocated to limited partners per
    limited partnership unit outstanding                    $   (6.10)         $   (1.76)        $   (15.73)        $    (8.02)
                                                         =========================================================================
 Limited partnership units outstanding                          11,513             11,513             11,513             11,513
                                                         =========================================================================

SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

               Condensed Statement of Partners' Capital (Deficit)

                      Nine months ended September 30, 2003
                                   (UNAUDITED)


                                                                        PARTNERS' CAPITAL ACCOUNTS
                                                          --------------------------------------------------------
                                                            GENERAL PARTNERS      LIMITED PARTNERS
                                                                                                         TOTAL
                                                          --------------------------------------------------------

 Balance at January 1, 2003                                  $    (1,280)           $  113,491         $  112,211
 Net (loss)                                                       (1,829)             (181,067)          (182,896)
                                                          --------------------------------------------------------
 Balance at September 30, 2003                               $    (3,109)           $  (67,576)        $  (70,685)
                                                          ========================================================




SEE ACCOMPANYING NOTES.

                        ChrisKen Growth & Income L.P. II
                        (A DELAWARE LIMITED PARTNERSHIP)

                       Condensed Statements of Cash Flows
                                   (UNAUDITED)


                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                               2003              2002
                                                                                        -------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                                  $   (182,896)       $   (93,253)
 Adjustments to reconcile net loss to net cash flows provided by operating activities:
      Depreciation and amortization                                                             265,735            256,506
      Net changes in operating assets and liabilities:
        Decrease (Increase) in real estate taxes and other escrows                                  318            (24,698)
        (Increase) in other assets                                                              (29,247)            (5,123)
        Decrease in restricted cash                                                              22,645                  -
        Increase in accounts payable and accrued expenses                                        28,126             15,196
        (Decrease) Increase in tenants' security deposits                                          (510)             2,631
        (Decrease) Increase in due to affiliates                                                (11,327)            12,156
                                                                                        -------------------------------------
 Net cash flows provided by operating activities                                                 92,844            163,415

 CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to investment in real estate                                                         (79,582)           (59,291)
                                                                                        -------------------------------------
 Cash flows used in investing activities                                                        (79,582)           (59,291)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments                                                                             (45,828)           (42,810)
 Distributions to partners                                                                            -            (32,211)
                                                                                        -------------------------------------
 Cash flows used in financing activities                                                        (45,828)           (75,021)
                                                                                        -------------------------------------
 Net (decrease) increase  in cash and cash equivalents                                          (32,566)            29,103
 Cash and cash equivalents, beginning of period                                                  36,323             23,281
                                                                                        -------------------------------------
 Cash and cash equivalents, end of period                                                 $       3,757        $    52,384
                                                                                        =====================================

 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                                $   226,467         $  229,781
                                                                                        =====================================

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, the Partnership had cash and cash equivalents of $3,757 compared to $36,323 at December 31, 2002. The decrease in cash and cash equivalents during the nine months ended September 30, 2003, is the result of increased prepaid expenses and other assets, and investment in real estate and a decrease in the amount due to affiliates, partially offset by increased accounts payable and other accrued liabilities, a decrease in restricted cash and cash flow from operations generated in the first three quarters of 2003. Restricted cash represents operating and contingency reserves, which at December 31, 2002 equaled $57,645, or 1% of the gross proceeds of the Offering. As of September 30, 2003, restricted cash was reduced to $35,000 as the result of decreased revenues and increased total expenses as discussed below. With respect to 2003, the Property experienced increased property taxes and property insurance premiums. Coupled with current economic factors that the Managing General Partner believes are favoring new home purchases, the Managing General Partner has determined that no distributions to the Limited Partners will be made for 2003. The Managing General Partner did not make distributions to Limited Partners for 2002. Distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.

     In late 2002, the Managing General Partner engaged third party real estate firms to review the feasibility of converting the Property to condominiums for sale of individual apartment units rather than selling the property as an apartment community. Because the preliminary reports by such third party real estate firms indicated that a conversion could generate revenues in excess of those that could be achieved on a sale of the Property as an apartment community, the Managing General Partner commissioned a more thorough feasibility report, which was completed in the first quarter of 2003. Because the later report also supported condominiumization, the Managing General Partner approached possible conversion buyers regarding a possible sale on an all cash basis, or in the alternative, a sale with the Partnership providing partial financing to the buyer. The Managing General Partner believes that providing financing could potentially generate a higher return for the Partnership, but would require the Partnership to assume some of the financing risk and therefor may not be as attractive as an all cash sale. Although the Managing General Partner also initially considered the possibility of the Partnership doing the condominium conversion directly, the Managing General Partner has determined that sales by Partnership of individual apartment units as condominiums would not be a viable option. The Managing General Partner has received inquiries from several potential buyers and is negotiating offering terms with one of those potential buyers. However, as of the date hereof, the buyer has not yet made a firm offer for purchase of the Property, and no completion of a sale is currently expected until at least the first quarter of 2004. As there can be no assurance that the Partnership will receive a favorable offer, if at all, the Managing General Partner also is continuing to explore alternative opportunities that may be deemed advantageous to the Partnership. Any sale would be subject to a vote of the Limited Partners.

     During the first quarter of 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted two unsolicited tender offers to the Partnership's Limited Partners to purchase up to a total of 4.9%, or approximately 564 Units, of outstanding Units of the Partnership at, in chronological order, $245 and $265 per Unit. Both offers expired on April 15, 2003. The Partnership's records indicate that as of October 29, 2003, 406 Units were sold to CMG Partners, L.L.C. as a result of these offers.

     During April of 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to a total of 4.9%, or approximately 564 Units, of outstanding Units of the Partnership at $230 per Unit. The offer expired on August 15, 2003. The Partnership's records indicate that as of October 29, 2003, 92 Units were sold to CMG Partners, L.L.C. as a result of this offer.

     On August 15, 2003, Bond Purchase L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to a total of 200 Units, or approximately 1.7%, of outstanding Units of the Partnership at $225 per Unit. The offer expired on September 25, 2003. The Partnership's records indicate that as of October 29, 2003, no Units were sold to Bond Purchase L.L.C. as a result of this offer.

     Management believes that Unit sales to CMG Partners, L.L.C. or Bond Purchase, L.L.C., if any, will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Units owned by the Limited Partners.

The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     As of October 29, 2003, to the best knowledge of the Partnership, one person owned more than 5% of the Units. That person is Bond Purchase L.L.C. - 104 Armour Road - North Kansas City, MO 64116, which owns 611.4 or 5.3% of outstanding Limited Partner Units.

     The current mortgage indebtedness of $4,411,360, with an interest rate of 6.77%, matures on August 31, 2004 with an expected balloon payment due of approximately $4,395,561. The Managing General Partner expects that the mortgage loan will be refinanced at maturity, unless a sale of the Property occurs prior to that time. Under the terms of the loan, the monthly principal and interest payments are $30,124.

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon the cash generated by the Property. At September 30, 2003, the Property had used $22,645 of its operating reserve cash, in addition to cash flow from operations, to fund the budgeted repairs and improvements and to service existing indebtedness. The Managing General Partner anticipates that no distributions to the Limited Partners will be made for 2003. However, distribution estimates are based on projected cash flow from Property operations and, therefore, actual distributions may vary from the above estimate.


RESULTS OF OPERATION

     The Property was 84.7% occupied as of September 30, 2003, 93.75% as of December 31, 2002, and 93.8% as of September 30, 2002. Management believes that occupancy at the Property will be approximately 80% - 85% for the remainder of 2003. The Partnership had total revenues of $962,117 for the nine months ended September 30, 2003, compared to total revenues of $1,027,462 for the nine months ended September 30, 2002. Revenues decreased in 2003, from 2002 levels, mainly due to a $70,194 increase in vacancy loss, a $6,383 increase in rent concessions, a $3,664 increase in employee unit expense, and a $5,805 increase in model unit expense, partially offset by a $22,381 increase in rental rates. A model unit was added in the third quarter of 2002 as a marketing tool to increase occupancy. Rent concessions are being given to improve occupancy. Management believes rental revenues will remain relatively constant provided that occupancy remains stable. The Partnership had total expenses of $1,145,013 for the nine months ended September 30, 2003, compared to $1,120,715 for the nine months ended September 30, 2002. Total expenses increased due to higher general and administrative and depreciation expenses, partially offset by decreased property operations, repair and maintenance, and mortgage interest expense. General and administrative expenses increased in 2003, as compared to 2002, due primarily to the following increases in expense: administrative salaries, $4,481, legal and eviction fees, $3,580, property insurance expense, $4,595, advertising and marketing, $2,349, audit and accounting, $3,316, and real estate taxes, $19,629, partially offset by the following decreases in expense: office and administrative, $7,181, and professional fees, $3,913. Real estate taxes increased due to increases in the assessed value of the Property and the tax rate. The Managing General Partner is currently appealing the increase in real estate tax. Office and administrative expenses are lower in 2003 due primarily to the timing of payments. Mailing and supplies expenses paid in September 2002 will be paid in the fourth quarter of 2003. Depreciation expense increased $9,229 due to fixed asset additions. Property operations expenses decreased due to the following decreases in expense: non-recurring heating, ventilation and air conditioning, $22,243, grounds maintenance and supplies, $9,789, structural repairs and supplies, $9,811 and painting and decorating, $5,015, partially offset by the following increases in expense: electricity, $3,436, gas and fuel, $3,972, non-recoverable insurance loss,
$3,486,  and  maintenance  salaries,  $19,241.  Heating,   ventilation  and  air
conditioning decreased in 2003 due primarily to costs incurred in 2002 for non-recurring furnace cleaning expense of $5,625 and A-coil cleaning cost of $16,031. Grounds maintenance expense decreased in 2003 primarily due to costs incurred in 2002 for non-recurring tree trimming expense of $9,860, and water main repairs costing $6,104, partially offset by increased monthly maintenance in 2003. Structural repairs and supplies are lower in 2003 due, primarily, to non-recurring door replacement costs of $7,104 incurred in 2002. Maintenance salaries are higher in the first nine months of 2003, compared to the first nine months of 2002, due to a temporary reduction in maintenance staff in the first six months of 2002. Repairs and maintenance decreased due to the following decreases in expense: plumbing supplies and repairs, $1,309, electrical supplies and repairs, $2,981 and recurring heating, ventilation and air conditioning, $3,423, partially offset by a $6,687 increase in recurring structural repairs and supplies. Management fees for the nine months ended September 30, 2003 decreased, compared to the nine months ended September 30, 2002, due to decreased revenue.

     For the nine months ended September 30, 2003, the Partnership had net loss of $182,896 compared to net loss of $93,253 for the nine months ended September 30, 2002, as the result of decreased revenues and increased expenses for the nine months ended September 30, 2003, compared with the same period in 2002 as discussed above.

     Net cash flows provided by operating activities for the nine months ended September 30, 2003, were $92,844 compared to net cash flows provided by operating activities of $163,415 for the nine months ended September 30, 2002. The decrease in net cash flows provided by operating activities was attributable primarily to a greater net loss for the first nine months of 2003, an increase in other assets and a decrease in amount due to affiliates, partially offset by an increase in accounts payable and other accrued liabilities and a decrease in restricted cash. While the General Partners hoped to increase revenues generated by the Property in 2003, as compared to 2002, by increasing occupancy and rental rates, current economic conditions prevented them from doing so. The Managing General Partner has determined that no distributions to the Limited Partners will be made for 2003. The Managing General Partner did not make distributions to Limited Partners for 2002, although a distribution for 2001 was made to the Limited Partners in April 2002.

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






















                   (BALANCE OF PAGE LEFT INTENTIONALLY BLANK)

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The principal executive officer of our managing general partner, John F. Kennedy, and the principal financial officer of our managing general partner, Robert Mayer, have evaluated as of the end of the period covered by this report on Form 10-QSB, the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

     During the period covered by this quarterly report and since the date of the evaluation of our disclosure controls and procedures by Mr. Kennedy and Mr. Mayer described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.



















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


ITEMS 2 THROUGH 5 ARE OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH THEY ARE REQUIRED.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.


          31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8 - K.

               No Reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       CHRISKEN GROWTH & INCOME L.P. II
                                                (Registrant)


                                       By:      ChrisKen Income Properties, Inc.
                                                --------------------------------
                                                Managing General Partner



Date: November 14, 2003                By:      /S/JOHN F. KENNEDY
                                                --------------------------------
                                                John F. Kennedy
                                                Director and President

Exhibit 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e) for the registrant and have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report are conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information, and;
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 14, 2003

/S/JOHN F. KENNEDY
-----------------------
John F. Kennedy
Chief Executive Officer
ChrisKen Income Properties, Inc. II,
     Managing General Partner
ChrisKen Growth & Income L.P. II

Exhibit 31.2

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e) for the registrant and have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report are conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 14, 2003

/S/ROBERT MAYER
-----------------------
Robert Mayer
Chief Financial Officer
ChrisKen Income Properties, Inc. II,
     Managing General Partner
ChrisKen Growth & Income L.P. II

Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Written Statements of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, John F. Kennedy certify that:

     1. I have reviewed this quarterly report on Form 10-QSB, ChrisKen Growth & Income L.P. II.

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: November 14, 2003



                                            /S/JOHN F. KENNEDY
                                            ------------------------------------
                                            John F. Kennedy
                                            Chief Executive Officer
                                            ChrisKen Income Properties, Inc. II,
                                              Managing General Partner
                                            ChrisKen Growth & Income L.P. II

Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Written Statements of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Robert Mayer certify that:

     1. I have reviewed this quarterly report on Form 10-QSB, ChrisKen Growth & Income L.P. II.

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: November 14, 2003



                                            /S/ROBERT MAYER
                                            ------------------------------------
                                            Robert Mayer
                                            Chief Financial Officer
                                            ChrisKen Income Properties, Inc. II,
                                               Managing General Partner
                                            ChrisKen Growth & Income L.P. II